Form 10-Q
period 1996-03-31
REGENCY HEALTH SERVICES INC
filed 1996-05-15
CIK 865120

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-11144


                          Regency Health Services, Inc.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

Delaware                                                     33-0210226

Regency Health Services, Inc.
2742 Dow Avenue
Tustin, California  92680
714-544-4443


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No ______

 .        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common stock                                                 16,705,265

Part I. Financial Information

Item 1. Financial Statements.


                          REGENCY HEALTH SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                     ASSETS

                                                                                              March 31,     December 31,
                                                                                              1996             1995
                                                                                             ------------    -------------
                                                                                             (Unaudited)
CURRENT ASSETS:
        Cash and cash equivalents                                                          $      33,955   $      104,238
        Restricted cash                                                                            3,925                -
        Accounts receivable, net of allowances of $4,259 at
             March 31, 1996 and $3,757 at December 31, 1995                                       71,500           54,050
        Notes and other receivables                                                                1,736            2,182
        Deferred income taxes                                                                      5,447            5,447
        Assets held for sale                                                                       5,851            8,970
        Other current assets                                                                       8,286            6,396
                                                                                             ------------    -------------

                  Total current assets                                                           130,700          181,283
                                                                                             ------------    -------------

PROPERTY AND EQUIPMENT:
        Land                                                                                      21,249           21,249
        Buildings and improvements                                                                98,481           96,396
        Leasehold interest - other                                                                17,549           17,556
        Leasehold interest - related party                                                         2,075            2,075
        Equipment                                                                                 27,710           24,610
                                                                                             ------------    -------------

                                                                                                 167,064          161,886
        Less - accumulated depreciation and amortization                                         (36,965)         (34,679)
                                                                                             ------------    -------------

                  Total property and equipment                                                   130,099          127,207
                                                                                             ------------    -------------

OTHER ASSETS:
        Mortgage notes receivable, net of allowances of $950 at
             March 31, 1996 and $951 at December 31, 1995                                          4,929            5,163
        Other assets, net of accumulated amortization of $2,641 at
             March 31, 1996 and $563 at December 31, 1995                                         26,224           13,621
        Goodwill, net of accumulated amortization of $1,207 at
             March 31, 1996 and $2,206 at December 31, 1995                                       59,515           15,697
                                                                                             ------------    -------------

                  Total other assets                                                              90,668           34,481
                                                                                             ------------    -------------

                                                                                           $     351,467   $      342,971
                                                                                             ============    =============



                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.




                          REGENCY HEALTH SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                        (In thousands, except par value)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                               March 31,     December 31,
                                                                                               1996             1995
                                                                                            ------------    -------------
                                                                                              (Unaudited)

CURRENT LIABILITIES:
        Current portion of long-term debt                                                 $       1,706   $        4,371
        Accounts payable                                                                         25,854           22,285
        Accrued expenses                                                                          2,491            5,946
        Accrued compensation                                                                     18,894           18,051
        Accrued workers' compensation                                                             4,653            5,377
        Deferred revenue                                                                          1,829            1,743
        Accrued interest                                                                          6,082            4,231
                                                                                            ------------    -------------

                 Total current liabilities                                                       61,509           62,004
LONG-TERM DEBT, NET OF CURRENT PORTION                                                          184,148          179,615
OTHER LIABILITIES AND NONCURRENT RESERVES                                                        12,938           13,017
DEFERRED INCOME TAXES                                                                             9,413            7,946
                                                                                            ------------    -------------

                 Total liabilities                                                              268,008          262,582
                                                                                            ------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Common stock,  $.01 par value;  authorized - 35,000  shares;  16,705 and
             16,670 shares issued and outstanding at March 31, 1996
             and December 31, 1995, respectively                                                    167              167
        Additional paid-in capital                                                               57,012           56,679
        Retained earnings                                                                        26,280           23,543
                                                                                            ------------    -------------

                 Total stockholders' equity                                                      83,459           80,389
                                                                                            ------------    -------------

                                                                                          $     351,467   $      342,971
                                                                                            ============    =============


                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                          REGENCY HEALTH SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                                      Three months ended
                                                                                           March 31,
                                                                            ----------------------------------------
                                                                                  1996                  1995
                                                                                  ----                  ----
                                                                                          (Unaudited)

           NET OPERATING REVENUE                                          $           129,962  $             97,548
                                                                            ------------------   -------------------

           COSTS AND EXPENSES:
              Operating expenses                                                      106,967                78,972
              Corporate general and administrative                                      5,126                 5,248
              Rent expense                                                              5,607                 4,153
              Depreciation and amortization                                             3,175                 2,286
              Interest expense                                                          4,327                 1,910
                                                                            ------------------   -------------------

                  Total costs and expenses                                            125,202                92,569
                                                                            ------------------   -------------------

           INCOME BEFORE PROVISION FOR INCOME TAXES                                     4,760                 4,979
           PROVISION FOR INCOME TAXES                                                   2,023                 1,892
                                                                            ------------------   -------------------

           NET INCOME                                                     $             2,737  $              3,087
                                                                            ==================   ===================


           INCOME PER COMMON SHARE:
                Primary                                                   $             0.16   $              0.19
                                                                            ==================   ===================

                Fully diluted                                             $             0.16   $              0.18
                                                                            ==================   ===================

           WEIGHTED AVERAGE SHARES OF COMMON STOCK
              AND EQUIVALENTS:
                Primary                                                                16,803                16,587
                                                                            ==================   ===================

                Fully diluted                                                          20,755                20,540
                                                                            ==================   ===================


                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.

                          REGENCY HEALTH SERVICES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                                   Three months ended
                                                                                        March 31,

                                                                                1996              1995
                                                                          -----------------   --------------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $            2,737  $         3,087
                                                                          -----------------   --------------
     Adjustments  to  reconcile  net  income  to  net  cash  used  in  operating activities:
         Depreciation and amortization                                               3,175            2,286
         Deferred income taxes and charge in lieu of taxes                           1,467              907
         Other, net                                                                      3               28
         Change in cash  from  changes  in  assets  and  liabilities,  excluding effects of acquisitions and dispositions:
            Accounts receivable                                                    (15,920)          (4,633)
            Other current assets                                                      (108)            (365)
            Current and other liabilities                                            4,130           (4,028)
                                                                          -----------------   --------------

         Net cash used in operating activities                                      (4,516)          (2,718)
                                                                          -----------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from mortgage notes receivable                                           109                -
     Acquisitions                                                                  (47,283)               -
     Purchases of property and equipment                                            (2,641)          (4,136)
     (Additions) deletions to other assets, net                                     (1,587)           1,196
                                                                          -----------------   --------------

         Net cash used in investing activities                                     (51,402)          (2,940)
                                                                          -----------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                                     (3,918)            (916)
     Proceeds from exercise of warrants and options                                    190               90
     Workers' compensation trust funding                                           (10,637)               -
     Proceeds from issuance of long-term debt                                            -              601
                                                                          -----------------   --------------

         Net cash used in financing activities                                     (14,365)            (225)
                                                                          -----------------   --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (70,283)          (5,883)

CASH AND CASH EQUIVALENTS, beginning of period                                     104,238           25,677
                                                                          -----------------   --------------

CASH AND CASH EQUIVALENTS, end of period                                $           33,955  $        19,794
                                                                          =================   ==============




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


During the three months ended March 31, 1995, a net amount of $677,000 was charged to the merger and restructuring reserve resulting from the disposition of healthcare facilites.


            The accompanying notes are an integral part of these consolidated financial statements.

                          REGENCY HEALTH SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.       Basis of Presentation

         The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Regency Health Services, Inc.'s ("Regency" or the "Company") 1995 Annual Report on Form 10-K.

         In the opinion of the management of Regency, all material adjustments necessary to present fairly the Company's financial condition, results of operations, and changes in financial position have been made. All material intercompany balances, profits, and transactions have been eliminated. The consolidated results of operations presented are not necessarily indicative of the consolidated results for a full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

2.       Net Income per Share

         For the three months ended March 31, 1996 and 1995, primary income per share was calculated based on the weighted average number of common and common equivalent shares outstanding during the periods. For the three months ended March 31, 1996 and 1995, fully diluted income per share was computed as described above and includes the issuance of common shares upon the assumed conversion of the Convertible Subordinated Debentures. Additionally, interest and amortization of underwriting costs related to such debentures were added, net of tax, to income for the purpose of calculating fully diluted income per share. Such amounts aggregated $488,000 and $510,000 for the three months ended March 31, 1996 and 1995, respectively.

3.       Acquisitions

         Effective February 1, 1996, the Company acquired leasehold interests in 18 health care facilities in Tennessee and North Carolina with 2,375 beds from Liberty Healthcare Limited Partnership ("Liberty") through an asset purchase for $39.3 million cash and a note payable for $2.2 million. The Company also acquired Executive Pharmacy with a $763,000 note payable and an enteral feeding business for $1.5 million cash from businesses affiliated with Liberty. In addition, the Company paid $400,000 cash for the inventory of Liberty. A portion of the purchase was funded with notes payable, which may be reduced as a result of certain seller liabilities and audit adjustments. Escrow accounts established at the time of purchase were funded with $2.96 million for payment on the notes payable and are included in other assets on the accompanying consolidated balance sheet as of March 31, 1996.

         Effective January 2, 1996, the Company completed the acquisition of the assets of Assist-A-Care, a pharmacy located in San Diego, California. The purchase price was $5.8 million, comprised of $3.2 million cash and a $2.6 million note payable.

         These transactions were accounted for using the purchase method of accounting under generally accepted accounting principles. Revenues and expenses are included in the accompanying financial statements subsequent to the purchase date. The purchase price allocation related to these transactions has not yet been finalized.

         The following unaudited proforma condensed consolidated statements of earnings present the summarized consolidated results of operations of the Company after giving effect to the acquisitions of Liberty and affiliated businesses to Liberty for the three months ended March 31, 1996 and 1995, as if such acquisitions had been consummated on January 1, 1995 (in thousands, except per share data):



                                                                            1996                       1995

Net operating revenue                                                       $136,768                  $117,447
Total costs and expenses                                                     131,427                   112,243
- - --------------------------------------------------------------------------------------------------------------
Income before provisions for income taxes                                      5,341                     5,204
Provision for income taxes                                                     2,256                     1,982
- - --------------------------------------------------------------------------------------------------------------
Net income                                                                  $  3,085                  $  3,222
- - --------------------------------------------------------------------------------------------------------------
Income per common share:
     Primary                                                                    $.18                      $.19
     Fully diluted                                                              $.17                      $.18
==============================================================================================================



         The pro forma results are presented for informational purposes only and are not necessarily indicative of what results of operations actually would have been had such acquisitions been consummated at the beginning of such period or of future operations or results. The effect of the other acquisition is immaterial.

4.       Dispositions

         On March 1, 1996, the Company disposed of a 98-bed facility in Lynwood, California resulting in a net loss of $182,000 charged against the reserve established in the fourth quarter 1995.

5.       Workers' Compensation Claims Trust

         In 1995,  the Company  established  a revocable  workers'  compensation claims payment trust ("Trust") to pre-fund its workers' compensation obligations. The Trust was funded in March 1996 with approximately $10.6 million from available cash. At March 31, 1996, $3.9 million of the amount funded was classified as current restricted cash and $6.7 million was classified as other long-term assets.

6.       Subsequent Events

         On April 1, 1996, the Company completed the acquisition of the assets of Buena Vista Nursing Center, a health care facility with 64 skilled nursing beds and 22 assisted living beds, located in Lexington, North Carolina. The purchase price was $2.875 million, consisting of $2.675 million in cash and a $200,000 deferred note. Payment of the note is dependent upon certain financial performance targets being achieved.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following table sets forth certain operating data for the Company on the dates indicated:


                                                                                                   March 31,
                                                                                                 1996      1995
                                                                                              -------   -------
         Long-term care operations
             Facilities ...................................................................       111        93
             Licensed beds ................................................................    11,455     9,134
             Subacute beds ................................................................     1,108       879
             Subacute facilities ..........................................................        46        35

         Contract rehabilitation therapy operations
              Non-affiliated facilities served ............................................        78      --
              Regency operated facilities served ..........................................        34      --
                                                                                              -------   -------
                       Total ..............................................................       112      --
                                                                                              =======   =======

         Pharmacy operations
             Non-affiliated facilities served .............................................        73         5
             Regency operated facilities served ...........................................        59        34
                                                                                              -------   -------
                       Total ..............................................................       132        39
                                                                                              =======   =======

         Home health operations
             Visits per period ............................................................    74,977    62,015
             Hours per period .............................................................   105,879    67,406





Long-Term Care Operations

         The Company's long-term care operations derive its net operating revenue from the performance of routine and ancillary services at the Company's facilities. Revenue from routine services is comprised of charges for room and board and basic nursing services for the care of patients, including those in the Company's subacute specialty units. Long-term care operations revenue from ancillary services is comprised of charges for rehabilitative services, subacute specialty services, and pharmaceutical products and services provided to patients at the Company's facilities. The long-term care operations derive most of its ancillary services revenue from Medicare and HMO eligible patients.

         During the fourth quarter of 1995 the Company exchanged leasehold interests in three healthcare facilities with 360 beds in New Mexico for leasehold interests in four healthcare facilities with 461 beds in Ohio previously operated by another company. In October 1995, the Company also opened a newly constructed facility and disposed of one additional facility that was not announced in 1994.

         Effective December 31, 1995, the Company determined to dispose of 13 facilities located in California as part of its strategic plan of diversifying from California. The results of operations of these facilities will continue to be reflected in the Company's financial statements until the disposition is completed, which is expected in 1996.

          Effective March 1, 1996, the Company disposed of one of the thirteen facilities.

         Effective February 1, 1996, the Company acquired 18 healthcare facilities with 2,375 beds, 2 pharmacies and an enteral feeding business in Tennessee and North Carolina, accounted for under the purchase method of accounting (See Note 3 to the Consolidated Financial Statements).

Ancillary Businesses Operations

         In July 1995, the Company acquired SCRS & Communicology, Inc. ("SCRS") accounted for under the purchase method of accounting. SCRS provides rehabilitation services to Company operated and third party healthcare facilities in 14 states in the West, Midwest, and Southeast. In the first quarter 1996, 72% of SCRS revenues were derived from providing services to non-affiliated healthcare providers.

         The Company's pharmacy operations provide prescription services and basic pharmaceutical dispensing programs to Company and third party healthcare facilities. During the first quarter of 1996 and 1995, 66% and 55%, respectively, of revenues from pharmacy operations were derived from providing services to non-affiliated healthcare providers and patients at Regency facilities billed directly to third-party payors. In January and February of 1996, the Company acquired three additional pharmacy operations accounted for under the purchase method of accounting.

         The Company's home health operations provide skilled nursing, rehabilitation and other services in selected areas in California and Ohio. The Company has positioned its home healthcare capabilities to serve its facilities' home health needs.

         The Company's growth strategy includes the selective acquisition of both new facilities as well as other service providers. The Company incurs certain costs and operating inefficiencies in connection with the acquisition of a new facility following such acquisition, relating to the integration of such facility's financial and administrative systems, physical plant and other aspects of its operations into those of the Company. In addition, the introduction of a substantial portion of the Company's contract rehabilitation therapy, pharmacy and other ancillary services to a new facility may take as long as 12 months to fully implement. There can be no assurance that each of the service providers the Company may acquire will be profitable, or that the acquisition of new facilities that result in significant integration costs and inefficiencies will not adversely affect the Company's profitability.

         The acquisitions occurring in the first quarter 1996 will be collectively referred to as the "1996 Acquisitions."

Results of Operations

         The following table sets forth the amounts of certain elements of net operating revenue and the percentage of total net operating revenue for the periods presented:

                                                                       Three months ended March 31,
                                                                      1996                         1995
                                                                         (dollars in thousands)
Long term care - basic nursing.............................    $66,547        51%           $57,277       59%
Long term care - subacute and rehabilitation...............     41,544        32             31,326       32
                                                             ---------       -----        ---------      ----
     Subtotal long term care...............................    108,091        83             88,603       91
Home health operations.....................................      8,692         6              6,913        7
Contract rehabilitation therapy operations to
     non-affiliates (1)....................................      7,463         6                 --       --
Pharmacy operations to non-affiliates (2)..................      4,726         4              1,532        2
Interest...................................................        990         1                500        0
                                                             ---------      -----         ---------     ----
     Total.................................................   $129,962       100%          $ 97,548      100%
                                                              ========       ====          ========      ====

(1)      Net of intercompany billings of $2,928,000 for the three months ended March 31, 1996.
(2)      Net of intercompany billings of $2,472,000 and $1,252,000 for the three months ended March 31, 1996 and 1995, respectively.


         The following table presents the percentage of net operating revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the three months ended March 31:




                                                                              1996          1995

         Net operating revenue...........................................    100.0%        100.0%
                                                                             ------        ------
         Costs and expenses:
         Operating expenses..............................................     82.3          81.0
         Corporate general and administrative............................      4.0           5.4
         Rent expense....................................................      4.3           4.2
         Depreciation and amortization...................................      2.4           2.3
         Interest expense................................................      3.3           2.0
                                                                             -----         -----

             Total costs and expenses....................................     96.3          94.9
                                                                             -----         -----

         Income before provision for income taxes                              3.7%          5.1%
                                                                             ======        ======



Quarter Ended Comparison 1996 to 1995

Net Operating Revenue

     The Company's net operating revenue for the three months ended March 31, 1996 ("First Quarter 1996") was $130.0 million compared to $97.5 million for the three months ended March 31, 1995 ("First Quarter 1995"), an increase of $32.5 million or 33.2%.

     Net operating revenue from long-term care operations increased $19.5 million or 22.0% due to the 1996 acquisition of 18 long-term care facilities, increased levels of reimbursement, and a shift in payor mix from Medicaid to Medicare and managed care, partially offset by a slight decrease in total patient days on a same store basis. Net operating revenue from the 1996 acquisition of 18 long-term care facilities for First Quarter 1996 was $12.6 million. On a same store basis, the average increase in reimbursement rates per patient day was 8.1% and was primarily due to providing services to higher acuity patients. The Company experienced a 0.3% net decrease in total patient days in First Quarter 1996 from First Quarter 1995 on a same store basis, consisting of a decrease of 8,114 and 6,781 from Medicaid and private and other sources, respectively, and an increase of 5,379 and 7,614 from Medicare and managed care, respectively.

      Net operating revenue from home health operations grew $1.8 million or 25.7% in First Quarter 1996 over First Quarter 1995, primarily reflecting additional patient visits and treatment hours. Pharmacy operations revenues increased $3.2 million or 208.5% in First Quarter 1996 over First Quarter 1995, primarily due to the acquisition of Assist-A-Care in January 1996 and Executive Pharmacy in February 1996 (collectively, the "Pharmacy Acquisitions"). Net operating revenue from the Pharmacy Acquisitions for First Quarter 1996 was $2.7 million. Net operating revenue from contract rehabilitation therapy operations are a result of the purchase of SCRS in July 1995. The Company had no net operating revenue from contract rehabilitation therapy operations in the First Quarter 1995.

     Interest income increased $0.5 million in First Quarter 1996 over First Quarter 1995 due to investment of proceeds from the issuance of the 9-7/8% Senior Subordinated Notes ("Subordinated Notes") in an aggregate amount of $110 million in October 1995.

Costs and Expenses

     Total costs and expenses for First Quarter 1996 increased $32.6 million, or 35.3%, to $125.2 million (96.3% of net operating revenue) from $92.6 million (94.9% of net operating revenue) for First Quarter 1995.

     Operating expenses as a percentage of net operating revenue increased to 82.3% for First Quarter 1996, from 81.0% for First Quarter 1995. The increase is a result of incurring increased labor costs while reimbursement rates per patient day for room and board charges remained relatively flat. In addition, the home health agency participating in the Medicare Prospective Pay System pilot project beginning in 1996 did not adequately reduce costs at the outset of this program.

     Corporate general and administrative expense is the corporate overhead and regional costs related to the supervision of operations. This expense decreased as a percentage of net operating revenue to 4.0% for First Quarter 1996 from 5.4% in First Quarter 1995. The decrease as a percentage of revenues is attributed to achieving economies of scale through acquisition and same store growth.

     Depreciation and amortization expense as a percentage of net operating revenue increased to 2.4% in First Quarter 1996 from 2.3% in First Quarter 1995 primarily due to goodwill amortization related to the purchase of SCRS in July 1995 and Liberty in February 1996.

     Interest expense as a percentage of net operating revenue increased to 3.3% in First Quarter 1996 from 2.0% in First Quarter 1995 primarily due to the Company issuing the Subordinated Notes partially offset by the repayment of the Senior Secured Notes in October 1995.

Liquidity and Capital Resources

     Working capital at March 31, 1996 decreased $51.1 million to $68.2 million (including cash and cash equivalents of $34.0 million) from $119.3 million
(including cash and cash equivalents of $104.2 million) at December 31, 1995. The decrease was primarily attributable to the 1996 Acquisitions. During the First Quarter 1996, the Company funded approximately $16 million in receivables primarily related to the deferral of Medicare and Medicaid billings until the second quarter 1996 caused by delays in securing provider numbers for certain of the 18 healthcare facilities acquired in the 1996 Acquisitions. In addition, the Company established a revocable workers' compensation claims payment trust to pre-fund its workers' compensation obligations which was funded in March 1996 with approximately $10.6 million from available cash. Of the amount funded, $3.9 million is classified as current restricted cash and $6.7 million is classified as other long-term assets as of March 31, 1996 (See Note 5 to the Consolidated Financial Statements).

     The Company's major requirements for liquidity relate to funding working capital, capital improvements and debt service obligations. The Company must also provide funding to cover potential delays, temporary cessations or interruption in payments by third-party payors due to political or budgetary constraints. Management believes that these liquidity needs can be met from available cash, internally generated funds and existing borrowing capacity under the NationsBank credit agreement (discussed below).

     The Company's capital expenditures for the three months ended March 31, 1996 and 1995 were approximately $2.6 million and $4.1 million, respectively. These capital expenditures have been financed through a combination of internally generated funds and debt. The Company expects to spend approximately $13.0 million for capital expenditures during 1996. The Company's healthcare facilities require capital improvements for renovations and improvements in physical appearance. In addition, capital improvements may be required in the future as a result of routine regulatory inspections.

     The Company has financed its acquisitions from a combination of borrowings and funds generated by operations. The Company expects to finance future acquisitions from a combination of existing cash, the NationsBank credit facility, and alternative sources such as real estate investment trusts. Depending on the numbers, size and timing of any such transactions, the Company may in the future require additional financing in order to continue to make acquisitions.

     Periodically, the Company has funded temporary delays in reimbursement from third-party payors. For example, in July 1995, the State of California, due to budgetary constraints, delayed payment of significant amounts owed to healthcare providers under the Medi-Cal program. In 1992, the State of California reimbursed providers with registered warrants, which some banks temporarily refused to redeem at face value. The Company has been able to mitigate the effects of such payment delays by monitoring the related activities of the California legislature, expediting billings through its direct access electronic billing arrangement, and obtaining the agreement of creditors to extend the due date for payables. The Company has not recently experienced any material adverse effects on its liquidity as a result of such delays. There can be no assurance, however, that the Company will be able to mitigate the effects of any future funding delays by the State of California or other third-party payors.

     On December 28, 1995 the Company entered into a revolving credit loan agreement ("Credit Agreement") with NationsBank of Texas, N.A. as agent for a group of banks, which provides up to $50,000,000 in a revolving line of credit and letters of credit. As of April 30, 1996, no borrowings have been drawn on the Credit Agreement and approximately $9,000,000 of standby letters of credit have been issued in connection with the Company's self-insured workers' compensation programs.

Seasonality

     The Company's income from operations before fixed charges generally fluctuates from quarter to quarter. The fluctuation is related to several factors: the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter. As a result, the Company's income from operations before fixed charges tends to be higher in its third and fourth quarters when compared to the first and second quarters.

Impact of Inflation

     The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation. Increases in wages and other labor costs as a result of inflation, or increases in federal or state minimum wages without a corresponding increase in Medicare and Medicaid reimbursement rates, could adversely impact the Company.

Reimbursement

     The majority of the Company's net operating revenue is derived from services provided under the Medicare and Medicaid programs. Numerous proposals relating to healthcare reform have been or may be introduced in the United States Congress, state legislatures or by governmental agencies who regulate the Medicare and Medicaid programs. It is uncertain what reform will ultimately be enacted by the federal government, any state government or governmental agencies and therefore, the Company cannot predict at this time the impact on the Company of any proposed reforms.

     As discussed above, the Company provides contract rehabilitation and pharmacy services to both Regency operated and non-affiliated facilities. Under current Medicare regulations, reimbursement for these services provided to Medicare eligible patients in Regency facilities is based upon the related entity's cost to provide the services unless a significant portion of the related entity's revenues is derived from non-affiliated facilities. If a significant portion of the related entity's revenues is derived from non-affiliated facilities, Medicare will reimburse the facility's cost, which includes a profit paid to the related entity. During 1995 and prior years, the Company was reimbursed by Medicare based on its pharmacy operation costs on billings to Regency facilities, as it did not meet the significant portion criteria. After the acquisition of Assist-A-Care Pharmacy and Executive Pharmacy in 1996, the Company believes it meets the "significant portion" criteria and began recording a profit on billings for pharmacy services provided to Medicare eligible patients in Regency facilities. The Company believes it meets the "significant portion" criteria for its contract rehabilitation therapy operations provided by SCRS, and therefore has recorded a profit on billings to Regency facilities since the acquisition of SCRS. Medicare regulations do not define a "significant portion," therefore, the Company's and Medicare's interpretations could differ, which could result in retroactive adjustments related to the profit on billings to Regency facilities for pharmacy and contract rehabilitation services.

     In the recently enacted federal budget deficit reduction bill, various reimbursement rules and regulations were adopted by the federal government that pertain to the Company. The recently effective changes to regulations promulgated under OBRA, some of which expand the remedies available to enforce regulations mandating minimum healthcare standards, may have an adverse effect on the Company's operations. The Company is unable to predict the particular effect on the Company until the manner in which these regulations is implemented becomes known.

Part II.

Item 1. Legal Proceedings.

         None

Item 6. Exhibits and Reports on Form 8-K.


           1) The Company filed a current report on Form 8-K, dated February 15, 1996, which reported under Item 2 the acquisition of (i) 18 skilled long-term care facilities from Liberty Healthcare Limited Partne-ship, (ii) an enteral feeding business from Liberty Assisted Living Center
 Limited Partnership, and (iii) Executive Pharmacy Services, Inc. effective February 1, 1996.

          2) The Company filed a Current Report on Form 8-K/A, dated April 12, 1996, which amended the Form 8-K dated February 15, 1996, and provided financial  statements and exhibits required under Item 7.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGENCY HEALTH SERVICES, INC.


By:      BRUCE D. BROUSSARD
    ----------------------------------------------------
         Bruce D. Broussard
         Executive Vice President and Chief Financial Officer

Date: May 14, 1996