Form 10-Q/A
period 1996-03-31
REGENCY HEALTH SERVICES INC
filed 1996-06-27
CIK 865120

FORM 10-Q/A

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
714-544-4443


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act ofv1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

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
                        (In thousands, except par value)

                                     ASSETS


                                                                                               March 31,      December 31,
                                                                                                1996             1995
                                                                                            -------------    -------------
                                                                                              (Unaudited)
CURRENT ASSETS:
        Cash and cash equivalents                                                         $       33,955   $      104,238
        Restricted cash                                                                            3,925                -
        Accounts receivable, net of allowances of $4,259 at
             March 31, 1996 and $3,757 at December 31, 1995                                       71,500           54,050
        Notes and other receivables                                                                1,736            2,182
        Deferred income taxes                                                                      5,447            5,447
        Assets held for sale                                                                       7,751            8,970
        Other current assets                                                                       8,286            6,396
                                                                                            -------------    -------------

                  Total current assets                                                           132,600          181,283
                                                                                            -------------    -------------

PROPERTY AND EQUIPMENT:
        Land                                                                                      21,249           21,249
        Buildings and improvements                                                                98,481           96,396
        Leasehold interest - other                                                                17,549           17,556
        Leasehold interest - related party                                                         2,075            2,075
        Equipment                                                                                 27,710           24,610
                                                                                            -------------    -------------

                                                                                                 167,064          161,886
        Less - accumulated depreciation and amortization                                         (36,965)         (34,679)
                                                                                            -------------    -------------

                  Total property and equipment                                                   130,099          127,207
                                                                                            -------------    -------------

OTHER ASSETS:
        Mortgage notes receivable, net of allowances of $950 at
             March 31, 1996 and $951 at December 31, 1995                                          4,929            5,163
        Goodwill, net of accumulated amortization of $1,207 at
             March 31, 1996 and $563 at December 31, 1995                                         59,515           13,621
        Other assets, net of accumulated amortization of $2,641 at
             March 31, 1996 and $2,206 at December 31, 1995                                       27,163           15,697
                                                                                            -------------    -------------

                  Total other assets                                                              91,607           34,481
                                                                                            -------------    -------------

                                                                                          $      354,306   $      342,971
                                                                                            =============    =============



                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.




                          REGENCY HEALTH SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                        (In thousands, except par value)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                              March 31,      December 31,
                                                                                               1996            1995
                                                                                            ------------   -------------
                                                                                             (Unaudited)

CURRENT LIABILITIES:
        Current portion of long-term debt                                                 $       1,706  $        4,371
        Accounts payable                                                                         25,854          22,285
        Accrued expenses                                                                          5,330           5,946
        Accrued compensation                                                                     18,894          18,051
        Accrued workers' compensation                                                             4,653           5,377
        Deferred revenue                                                                          1,829           1,743
        Accrued interest                                                                          6,082           4,231
                                                                                            ------------   -------------

                 Total current liabilities                                                       64,348          62,004
LONG-TERM DEBT, NET OF CURRENT PORTION                                                          184,148         179,615
OTHER LIABILITIES AND NONCURRENT RESERVES                                                        12,938          13,017
DEFERRED INCOME TAXES                                                                             9,413           7,946
                                                                                            ------------   -------------

                 Total liabilities                                                              270,847         262,582
                                                                                            ------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Common stock,  $.01 par value;  authorized - 35,000  shares;  16,705 and
             16,670 shares issued and outstanding at March 31, 1996
             and December 31, 1995, respectively                                                    167             167
        Additional paid-in capital                                                               57,012          56,679
        Retained earnings                                                                        26,280          23,543
                                                                                            ------------   -------------

                 Total stockholders' equity                                                      83,459          80,389
                                                                                            ------------   -------------

                                                                                          $     354,306  $      342,971
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





                          REGENCY HEALTH SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                                             Three months ended
                                                                                                  March 31,
                                                                                  ------------------------------------------
                                                                                         1996                  1995
                                                                                         ----                  ----
                                                                                                 (Unaudited)



           NET OPERATING REVENUE                                                $            129,962  $              97,548
                                                                                  -------------------   --------------------

           COSTS AND EXPENSES:
               Operating expenses                                                            106,967                 78,972
               Corporate general and administrative                                            5,126                  5,248
               Rent expense                                                                    5,607                  4,153
               Depreciation and amortization                                                   3,175                  2,286
               Interest expense                                                                4,327                  1,910
                                                                                  -------------------   --------------------

                   Total costs and expenses                                                  125,202                 92,569
                                                                                  -------------------   --------------------

           INCOME BEFORE PROVISION FOR INCOME TAXES                                            4,760                  4,979
           PROVISION FOR INCOME TAXES                                                          2,023                  1,892
                                                                                  -------------------   --------------------

           NET INCOME                                                           $              2,737  $               3,087
                                                                                  ===================   ====================


           INCOME PER COMMON SHARE:
                Primary                                                         $             0.16    $                0.19
                                                                                  ===================   ====================

                Fully diluted                                                   $             0.16    $                0.18
                                                                                  ===================   ====================

           WEIGHTED AVERAGE SHARES OF COMMON STOCK
               AND EQUIVALENTS:
                Primary                                                                       16,803                 16,587
                                                                                  ===================   ====================

                Fully diluted                                                                 20,755                 20,540
                                                                                  ===================   ====================




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

3.       Acquisitions

         Effective February 1, 1996, the Company acquired leasehold interests in 18 health care facilities in Tennessee and North Carolina with 2,375 beds from Liberty Healthcare Limited Partnership ("Liberty") through an asset purchase for $39.3 million cash and a note payable for $2.2 million. The Company also acquired Executive Pharmacy with a $763,000 note payable and an enteral feeding business for $1.5 million cash from businesses affiliated with Liberty. In addition, the Company paid $400,000 cash for the inventory of Liberty. A portion of the purchase was funded with notes payable may be reduced as a result of certain seller liabilities and audit adjustments. Escrow accounts established at the time of purchase were funded with $2.96 million for payment on the notes payable and are included in other assets on the accompanying consolidated balance sheet as of March 31, 1996.

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

         The following unaudited proforma condensed consolidated statements of earnings present the summarized consolidated results of operations of the Company after giving effect to the acquisitions of Liberty and affiliated businesses to Liberty for the three months ended March 31, 1996 and 1995, as if such acquisitions had been consummated on January 1, 1995 (in thousands, except per share data):



                                                                            1996                    1995
                                                                            ----                    ----

Net operating revenue                                                       $136,768                  $117,447
Total costs and expenses                                                     131,427                   112,243
- --------------------------------------------------------------------------------------------------------------
Income before provisions for income taxes                                      5,341                     5,204
Provision for income taxes                                                     2,256                     1,982
- --------------------------------------------------------------------------------------------------------------
Net income                                                                  $  3,085                  $  3,222
- --------------------------------------------------------------------------------------------------------------
Income per common share:
     Primary                                                                    $.18                      $.19
     Fully diluted                                                              $.17                      $.18
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

         The following table sets forth certain operating data for the Company on the dates indicated:


                                                                                March 31,
                                                                          1996              1995
                                                                          ----              ----
        Long-term care operations...................................
             Facilities.............................................         111                 93
             Licensed beds..........................................      11,455              9,134
             Subacute beds..........................................       1,108                879
             Subacute facilities....................................          46                 35

        Contract rehabilitation therapy operations
             Non-affiliated facilities served.......................          78                 --
             Regency operated facilities served.....................          34                 --
                                                                          ------              -----
                       Total........................................         112                 --
                                                                          ======              =====

        Pharmacy operations
             Non-affiliated facilities served.......................          78
             Regency operated facilities served.....................          53                 34
                                                                          ------               ----
                       Total........................................         131                 39
                                                                          ======                ===

        Home health operations
             Visits per period......................................      74,977             62,015
             Hours per period.......................................     105,879             67,406




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


         The following table presents the percentage of net operating revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the three months ended March 31:






                                                                              1996          1995


         Net operating revenue...........................................    100.0%        100.0%
                                                                             ------        ------
         Costs and expenses:
         Operating expenses..............................................     82.3          81.0
         Corporate general and administrative............................      4.0           5.4
         Rent expense....................................................      4.3           4.2
         Depreciation and amortization...................................      2.4           2.3
         Interest expense................................................      3.3           2.0
                                                                             -----         -----

             Total costs and expenses....................................     96.3          94.9
                                                                             -----         -----

         Income before provision for income taxes  ......................      3.7%          5.1%
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

Liquidity and Capital Resources

     Working capital at March 31, 1996 decreased $51.0 million to $68.3 million (including cash and cash equivalents of $34.0 million) from $119.3 million
(including cash and cash equivalents of $104.2 million) at December 31, 1995. The decrease was primarily attributable to the 1996 Acquisitions. During the First Quarter 1996, the Company funded approximately $16 million in receivables primarily related to the deferral of Medicare and Medicaid billings until the second quarter 1996 caused by delays in securing provider numbers for certain of the 18 healthcare facilities acquired in the 1996 Acquisitions. In addition, the Company established a revocable workers' compensation claims payment trust to pre-fund its workers' compensation obligations which was funded in March 1996 with approximately $10.6 million from available cash. Of the amount funded, $3.9 million is classified as current restricted cash and $6.7 million is classified as other long-term assets as of March 31, 1996 (See Note 5 to the Consolidated Financial Statements).

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

Part II. Other Information

Item 1. Legal Proceedings.

         None

Item 6. Exhibits and Reports on Form 8-K.

1) The Company filed a current report on Form 8-K, dated February 15, 1996, which reported under Item 2 the acquisition of (i) 18 skilled long-term care facilities from Liberty Healthcare Limited Partnership,
         (ii) an enteral feeding business from Liberty Assisted Living Center Limited Partnership, and (iii) Executive Pharmacy Services, Inc. effective February 1, 1996.

2) The Company filed a Current Report on Form 8-K/A, dated April 12, 1996, which amended the Form 8-K dated February 15, 1996, and provided financial statements and exhibits required under Item 7.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGENCY HEALTH SERVICES, INC.


         BRUCE D. BROUSSARD
By:_____________________________________________________
         Bruce D. Broussard
         Executive Vice President and Chief Financial Officer

Date:    June 24, 1996