Form 10-Q
period 1996-06-30
REGENCY HEALTH SERVICES INC
filed 1996-08-15
CIK 865120

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, FILED ON AUGUST 15, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                                                  FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 1996

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


                                           Regency Health Services, Inc.
                                                  2742 Dow Avenue
                                             Tustin, California 92780
                                                   714-544-4443


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Title                                                  Outstanding

Common Stock                                                   16,173,695

                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                      REGENCY HEALTH SERVICES, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except par value)

                                                   ASSETS


                                                                               June 30,        December 31,
                                                                                 1996              1996

                                                                                --------------   ------------
                                                                                (Unaudited)
CURRENT ASSETS:
        Cash and cash equivalents                                                $  66,900        $ 104,238
        Restricted cash                                                              4,400                -
        Accounts receivable, net of allowances of $4,150 at
             June 30, 1996 and $3,757 at December 31, 1995                          79,737           54,050
        Notes and other receivables                                                  1,369            2,182
        Deferred income taxes                                                        5,447            5,447
        Assets held for sale                                                         7,640            8,970
        Other current assets                                                         8,046            6,396
                                                                             --------------   --------------

                 Total current assets                                              173,539          181,283
                                                                             --------------   --------------

PROPERTY AND EQUIPMENT:
        Land                                                                        21,281           21,249
        Buildings and improvements                                                 101,432           96,396
        Leasehold interest - other                                                  17,554           17,556
        Leasehold interest - related party                                           2,075            2,075
        Equipment                                                                   29,384           24,610
                                                                             --------------   --------------

                                                                                   171,726          161,886
        Less - accumulated depreciation and amortization                          (39,131)         (34,679)
                                                                             --------------   --------------

                 Total property and equipment                                      132,595          127,207
                                                                             --------------   --------------

 OTHER ASSETS:
        Mortgage notes receivable, net of allowances of $949 at
             June 30, 1996 and $951 at December 31, 1995                             4,651            5,163
        Goodwill, net of accumulated amortization of $2,023 at
             June 30, 1996 and $563 at December 31, 1995                            57,951           13,621
        Other assets, net of accumulated amortization of $3,323 at
             June 30, 1996 and $2,206 at December 31, 1995                          31,201           15,697
                                                                             --------------   --------------

                 Total other assets                                                 93,803           34,481
                                                                             --------------   --------------

                                                                                  $399,937        $ 342,971
                                                                             ==============   ==============






          The accompanying notes are an integral part of these consolidated financial statements.


                                            REGENCY HEALTH SERVICES, INC.
                                       CONSOLIDATED BALANCE SHEETS (Continued)
                                          (In thousands, except par value)

                                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     June 30,         December 31,
                                                                                       1996             1995
                                                                                   --------------   --------------
                                                                                    (Unaudited)

CURRENT LIABILITIES:
        Current portion of long-term debt                                              $  51,438      $     4,371
        Accounts payable                                                                  24,748           22,285
        Accrued expenses                                                                   4,828            5,946
        Accrued compensation                                                              21,023           18,051
        Accrued workers' compensation                                                      4,892            5,377
        Deferred revenue                                                                   1,428            1,743
        Accrued interest                                                                   4,197            4,231
                                                                                   --------------   --------------

                  Total current liabilities                                              112,554           62,004

LONG-TERM DEBT, NET OF CURRENT PORTION                                                   183,607          179,615
OTHER LIABILITIES AND NONCURRENT RESERVES                                                 11,878           13,017
DEFERRED INCOME TAXES                                                                     10,414            7,946
                                                                                   --------------   --------------

                  Total liabilities                                                      318,453          262,582
                                                                                   --------------   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Common stock,  $.01 par value;  authorized - 35,000  shares;  16,174 and
             16,670 shares issued and outstanding
             at June 30, 1996 and December 31, 1995, respectively                            167              167
        Additional paid-in capital                                                        51,972           56,679
        Retained earnings                                                                 29,345           23,543
                                                                                   --------------   --------------

                  Total stockholders' equity                                              81,484           80,389
                                                                                   --------------   --------------

                                                                                       $ 399,937        $ 342,971
                                                                                   ==============   ==============






               The accompanying notes are an integral part of these consolidated financial statements.


                                                    REGENCY HEALTH SERVICES, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share amounts)


                                                                      Three months ended             Six months ended
                                                                            June 30,                     June 30,
                                                                   -------------------------    --------------------------
                                                                      1996          1995           1996          1995

                                                                          (Unaudited)                  (Unaudited)

 NET OPERATING REVENUE                                                $137,632      $99,766        $267,595      $197,314
                                                                   ------------  -----------    ------------  ------------

 COSTS AND EXPENSES:
      Operating expenses                                               112,567       80,881         218,693       159,853
      Corporate general and administrative
                                                                         5,617        4,450          11,680         9,698
      Rent expense
                                                                         6,178        4,205          11,690         8,358
      Depreciation and amortization
                                                                         3,836        2,336           7,186         4,622
      Interest expense
                                                                         4,194        1,925           8,346         3,835
      Class action suit settlement
                                                                             -        3,098               -         3,098
                                                                   ------------  -----------    ------------  ------------

          Total costs and expenses                                     132,392       96,895         257,595       189,464
                                                                   ------------  -----------    ------------  ------------

 INCOME BEFORE PROVISION FOR INCOME TAXES
                                                                         5,240        2,871          10,000         7,850
 PROVISION FOR INCOME TAXES
                                                                         2,175        1,091           4,198         2,983
                                                                   ------------  -----------    ------------  ------------

 NET INCOME                                                          $   3,065     $  1,780      $             $
                                                                                                      5,802         4,867
                                                                   ============  ===========    ============  ============


 INCOME PER COMMON SHARE:
      Primary                                                       $             $              $             $
                                                                          0.19         0.11            0.35          0.29
                                                                   ============  ===========    ============  ============

      Fully diluted                                                 $             $              $             $
                                                                          0.18         0.11            0.33          0.29
                                                                   ============  ===========    ============  ============

 WEIGHTED AVERAGE SHARES OF COMMON STOCK
      AND EQUIVALENTS:
      Primary                                                           16,382       16,600
                                                                                                     16,617        16,594
                                                                   ============  ===========    ============  ============

      Fully diluted                                                     20,341       20,567
                                                                                                     20,573        20,548
                                                                   ============  ===========    ============  ============


                       The accompanying notes are an integral part of these consolidated financial statements.


                                             REGENCY HEALTH SERVICES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands)

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                     -----------------------------------

                                                                                           1996               1995
                                                                                                (Unaudited)
    Net income                                                                         $        5,802       $     4,867
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
       Depreciation and amortization                                                            7,186             4,622
       Deferred income taxes and charge in lieu of taxes                                        2,468             1,252
       Other, net                                                                                 296                 2
       Change in cash from changes in assets and liabilities,  excluding effects of acquisitions and dispositions:
           Accounts receivable                                                               (24,158)           (1,359)
           Other current assets                                                                   335               234
           Current and other liabilities                                                        2,033             3,418
                                                                                     -----------------   ---------------

       Net cash provided by (used in) operating activities                                    (6,038)            13,036
                                                                                     -----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from mortgage notes receivable                                                       109                87
    Acquisitions                                                                             (48,183)
                                                                                                                      -
    Purchases of property and equipment                                                       (5,600)           (7,829)
    Changes in other assets, net                                                              (5,823)             1,242
                                                                                     -----------------   ---------------

       Net cash used in investing activities                                                 (59,497)           (6,500)
                                                                                     -----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                                (4,898)           (2,727)
    Proceeds from exercise of warrants and options                                                232                99
    Proceeds from exercise of stock appreciation rights                                                             615
                                                                                                    -
    Purchase of treasury stock
                                                                                              (5,082)                 -
    Workers' compensation trust funding                                                      (10,637)
                                                                                                                      -
    Proceeds from issuance of long-term debt                                                   48,582             1,066
                                                                                     -----------------   ---------------

       Net cash provided by (used in) financing activities                                     28,197             (947)
                                                                                     -----------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (37,338)             5,589

CASH AND CASH EQUIVALENTS, beginning of period                                                104,238            25,677
                                                                                     -----------------   ---------------

CASH AND CASH EQUIVALENTS, end of period                                                $      66,900        $   31,266
                                                                                     =================   ===============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    During  the six  months  ended  June  30,  1995,  $20,000  of the  Company's
    Convertible Subordinated Debentures were converted into 1,616 shares of common stock.

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

2.       Acquisitions

         Effective January 2, 1996, the Company completed the acquisition of the assets of Assist-A-Care, a pharmacy located in San Diego, California. The purchase price was $5.8 million, comprised of $3.2 million cash and a $2.6 million note payable.

         Effective February 1, 1996, the Company acquired leasehold interests in 18 health care facilities in Tennessee and North Carolina with 2,375 beds from Liberty Healthcare Limited Partnership ("Liberty") through an asset purchase for $39.3 million cash and a note payable for $2.2 million. The Company also acquired Executive Pharmacy with a $763,000 note payable and an enteral feeding business for $1.5 million cash from businesses affiliated with Liberty. In addition, the Company paid $400,000 cash for the inventory of Liberty. A portion of the purchase was funded with notes payable, which may be reduced as a result of certain seller liabilities and audit adjustments. Escrow accounts established at the time of purchase were funded with $2.96 million for payment on the notes payable and are included in other assets on the accompanying consolidated balance sheet as of June 30, 1996.

         On April 1, 1996, the Company completed the acquisition of the assets of Buena Vista Nursing Center ("Buena Vista"), a health care facility with 64 skilled nursing beds and 22 assisted living beds, located in Lexington, North Carolina. The purchase price was $2.875 million, consisting of $2.675 million in cash and a $200,000 note payable. Payment of the note is dependent upon Buena Vista attaining certain financial performance targets.

         These transactions were accounted for using the purchase method of accounting under generally accepted accounting principles. Revenues and expenses are included in the accompanying financial statements subsequent to the purchase date. The purchase price allocation related to these transactions has not yet been finalized.

         The following unaudited pro forma condensed consolidated statements of earnings present the summarized consolidated results of operations of the
Company after giving effect to the acquisitions of Liberty and Liberty-affiliated businesses for the six months ended June 30, 1996 and 1995, as if such acquisitions had been consummated on January 1, 1995 (in thousands, except per share data):


                                                                              Six months ended
                                                                                  June 30,
                                                                       --------------------------------
                                                                           1996              1995
                                                                       --------------   ---------------
                                                                                 (Unaudited)

             Net operating revenue                                         $ 274,401         $ 237,113
             Total costs and expenses                                        263,820           228,813
                                                                       --------------   ---------------

             Income before provision for income taxes                         10,581             8,300
             Provision for income taxes                                        4,442             3,163
                                                                       --------------   ---------------

             Net income                                                  $     6,139       $     5,137
                                                                       ==============   ===============

             Income per common share -

                  Primary                                                $      0.37      $       0.31
                                                                       ==============   ===============

                  Fully diluted                                          $      0.35      $       0.30
                                                                       ==============   ===============

         The pro forma results are presented for informational purposes only and are not necessarily indicative of what results of operations actually would have been had such acquisitions been consummated at the beginning of such period or of future operations or results. The effect of the other acquisitions is immaterial.

3.       Dispositions

         On March 1, 1996, the Company disposed of a 98-bed facility in Lynwood, California resulting in a $182,000 charge against the reserve established in the fourth quarter 1995.

4.       Workers' Compensation Claims Trust

         In 1995, the Company established a revocable workers' compensation claims trust ("Trust") to pre-fund its workers' compensation obligations. The Trust was funded in March 1996 with approximately $10.6 million from available cash. Of the remaining $9.2 million in the Trust at June 30, 1996, $4.4 million was classified as current restricted cash and $4.8 million was classified as other long-term assets.

5.       Issuance of Subordinated Notes

         On June 28, 1996, the Company issued 12 1/4% Subordinated Notes (the "Subordinated Notes") in an aggregate amount of $50 million. Interest on the Notes will be payable semi-annually on January 15 and July 15 of each year, commencing January 15, 1997. The Subordinated Notes will mature on July 15, 2003, unless previously redeemed. Net proceeds received by the Company totaled approximately $48.4 million and funded the redemption of the Company's outstanding 6 1/2% Convertible Subordinated Debentures due 2003 (the "Convertible Subordinated Debentures") on July 29, 1996 (see Note 7 - Subsequent Event). The Subordinated Notes contain certain covenants similar to the 9-7/8% Senior Subordinated Notes, including limitations on the ability of the Company to, among other things, (a) incur additional indebtedness and issue redeemable preferred stock, (b) sell equity interests in subsidiaries, (c) make certain restricted payments (as defined), (d) create liens, and (e) engage in mergers, consolidations or transfers of substantially all of the assets of the Company to another party.

6.       Net Income per Share

         For the three and six months ended June 30, 1996 and 1995, primary income per share was calculated based on the weighted average number of common and common equivalent shares outstanding during the periods. For the three and six months ended June 30, 1996 and 1995, fully diluted income per share was computed as described above and includes the issuance of common shares upon the assumed conversion of the Convertible Subordinated Debentures. Additionally, interest and amortization of underwriting costs related to such debentures were added, net of tax, to income for the purpose of calculating fully diluted income per share. Such amounts aggregated $496,000 and $509,000 for the three months ended June 30, 1996 and 1995, respectively, and $984,000 and $1,019,000 for the six months ended June 30, 1996 and 1995, respectively.

7.       Subsequent Event

         On July 29, 1996, the Company completed the redemption of all $48.9 million of its outstanding Convertible Subordinated Debentures for cash at such amount. The redemption was financed through the issuance of the Subordinated Notes and available cash. The redemption reduces fully diluted shares by 3.9 million shares. The full amount of outstanding Convertible Subordinated Debentures is recorded in the current portion of long-term debt at June 30, 1996.

Item 2: Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

         The following table sets forth certain operating data for the Company on the dates indicated:


                                                                                  June 30,
                                                                           1996             1995

        In-patient operations
             Facilities.............................................         112                 93
             Licensed beds..........................................      11,541              9,134
             Subacute beds..........................................       1,108              1,028
             Subacute units.........................................          46                 43

        Contract rehabilitation therapy operations(1)
             Non-affiliated facilities served.......................          86                 --
             Regency operated facilities served.....................          49                 --
                       Total........................................         135                 --

        Pharmacy operations
             Non-affiliated facilities served.......................          76                  5
             Regency operated facilities served.....................          60                 34
                       Total........................................         136                 39

- - ------------------

(1)   The Company  did not  provide  contract  rehabilitation  therapy  services  until the  acquisition  of SCRS &
     Communicology, Inc. ("SCRS") in July 1995.


In-Patient Operations

         The Company's in-patient operations derive its net operating revenue from the performance of routine and ancillary services at the Company's facilities. Revenue from routine services is comprised of charges for room and board and basic nursing services for the care of patients, including those in the Company's subacute specialty units. Revenue from ancillary services is comprised of charges for rehabilitative services, subacute specialty services, and pharmaceutical products and services provided to patients at the Company's facilities. In-patient operations derive most of its ancillary services revenue from Medicare- and HMO-eligible patients. The Company has classified revenue from in-patient operations as either basic nursing care revenue or subacute revenue. Basic nursing care revenue includes charges for room and board for non-Medicare and non-HMO patients. Subacute revenue includes room and board and basic nursing services for Medicare and HMO patients and revenues from all ancillary services provided to patients at the Company's facilities.

         The Company's growth strategy includes the selective acquisition of both new facilities as well as other service providers. The Company incurs certain costs and experiences operating inefficiencies in connection with the acquisition of a new facility following such acquisition, relating to the integration of such facility's financial and administrative systems, physical plant and other aspects of its operations into those of the Company. In addition, the introduction of a substantial portion of the Company's contract rehabilitation therapy, pharmacy and other ancillary services to a new facility may take as long as 12 months to fully implement. There can be no assurance that each of the service providers the Company may acquire will be profitable, or that the acquisition of new facilities that result in significant integration costs and inefficiencies will not adversely affect the Company's profitability.

         During the fourth quarter of 1995 the Company exchanged leasehold interests in three healthcare facilities with 360 beds in New Mexico for leasehold interests in four healthcare facilities with 461 beds in Ohio previously operated by another company. In October 1995, the Company also opened a newly constructed facility and disposed of one additional facility.

         In December 31, 1995, the Company determined to dispose of 13 facilities located in California as part of its strategic plan of diversifying from the California Medicaid system ("Medi-Cal"). The results of operations of these facilities will continue to be reflected in the Company's financial statements until the disposition is completed. In March 1996, the Company disposed of one of the thirteen facilities with 98 beds.

         Effective   February  1,  1996,  the  Company  acquired  18  healthcare facilities with 2,375 beds in Tennessee and North Carolina (see Note 2 to the Consolidated Financial Statements).

         In addition, effective April 1, 1996, the Company acquired 1 healthcare facility in North Carolina with 86 beds.

Ancillary Businesses Operations

         In July 1995, the Company acquired SCRS which provides rehabilitation services to Company-operated and non-affiliated healthcare facilities in 14 states in the West, Midwest, and Southeast. In the second quarter 1996, 65% of SCRS revenues were derived from providing services to non-affiliated healthcare providers.

         The Company's pharmacy operations provide prescription services and basic pharmaceutical dispensing programs to Company and third party healthcare facilities. During the first six months of 1996 and 1995, 65% and 55%, respectively, of revenues from pharmacy operations were derived from providing services to non-affiliated healthcare providers and patients at Regency facilities billed directly to third-party payors. In January and February of 1996, the Company acquired three additional pharmacy operations (see Note 2 to the Consolidated Financial Statements).

         The Company's 29 home healthcare locations provide skilled nursing, rehabilitation and other services in selected areas in California and Ohio.


         The acquisitions occurring in the first and second quarters 1996 are collectively referred to as the "1996 Acquisitions."

Results of Operations

         The following table sets forth the amounts of certain elements of net operating revenue and the percentage of total net operating revenue for the periods presented:

                                                                        Three months ended June 30,
                                                                      1996                         1995
                                                                         (dollars in thousands)
Basic nursing care.........................................    $70,660         51%          $58,443        59%
Subacute...................................................     42,915         32            31,425        31
     Total in-patient operations...........................    113,575         83            89,868        90
Home healthcare operations.................................      8,856          6             7,529         7
Contract rehabilitation therapy operations to
     non-affiliates (1)....................................      9,292          7                --       --
Pharmacy operations to non-affiliates (2)..................      5,379          4             1,755         2
Interest...................................................        530         --               614         1
     Total.................................................   $137,632        100%         $ 99,766       100%

(1)      Net of intercompany billings of $4,962,000 for the three months ended June 30, 1996.
(2)      Net of  intercompany  billings of $2,880,000  and  $1,426,000 for the three months ended June 30, 1996 and
         1995, respectively.


                                                                         Six months ended June 30,
                                                                      1996                         1995
                                                                         (dollars in thousands)
Basic nursing care.........................................   $137,257         51%        $115,719         58%
Subacute...................................................     84,410         32            62,751        32
     Total in-patient operations...........................    221,667         83           178,470        90
Home healthcare operations.................................     17,548          6            14,443         7
Contract rehabilitation therapy operations to
     non-affiliates (1)....................................     16,755          6                --       --
Pharmacy operations to non-affiliates (2)..................     10,105          4             3,287         2
Interest...................................................      1,520          1             1,114         1
     Total.................................................   $267,595        100%         $197,314       100%

(1)      Net of intercompany billings of $7,890,000 for the six months ended June 30, 1996.
(2)      Net of  intercompany  billings of  $5,352,000  and  $2,678,000  for the six months ended June 30, 1996 and
         1995, respectively.


         The following table sets forth certain operating data for the Company for the periods presented:



                                      Three months ended                         Six months ended
                                           June 30,                                  June 30,
                                --------------------------------         ---------------------------------
                                    1996              1995                  1996                 1995

Patient Days by Payor:
     Medicare                         79,733             62,382              156,060              125,051
     Private/Other                   191,264            171,686              373,923              342,926
     Managed Care                     27,593             23,221               59,643               47,657
     Medicaid                        635,352            474,161            1,202,522              940,689
                                -------------     --------------         ------------        -------------
          Total                      933,942            731,450            1,792,148            1,456,323
                                =============     ==============         ============        =============

Home Health Visits                    70,307             66,017              145,284              128,031
Home Health Hours                    109,171            101,336              215,049              168,741

Revenue Mix:
     Medicare                           29.9 %             33.4 %               30.4 %               32.9 %
     Private/Other                      23.9 %             20.3 %               23.9 %               20.4 %
     Managed Care                        4.9 %              5.2 %                5.5 %                5.6 %
     Medicaid                           41.3 %             41.1 %               40.2 %               41.1 %




         The following table presents the percentage of net operating revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods presented:


                                                               Three months ended                 Six months ended
                                                                    June 30,                          June 30,
                                                           ----------------------------     -----------------------------
                                                              1996            1995              1996            1995
                                                                   (Unaudited)                      (Unaudited)

NET OPERATING REVENUE                                            100.0 %         100.0 %           100.0 %         100.0 %
                                                           ------------   -------------     -------------   -------------

COSTS AND EXPENSES:
Operating expenses                                                81.8            81.1              81.7            81.0
Corporate general and administrative                               4.1             4.5               4.4             4.9
Rent expense                                                       4.5             4.2               4.4             4.2
Depreciation and amortization                                      2.8             2.3               2.7             2.3
Interest expense                                                   3.0             1.9               3.1             2.0
Class action lawsuit settlement                                    0.0             3.1               0.0             1.6
                                                           ------------   -------------     -------------   -------------

     Total costs and expenses                                     96.2            97.1              96.3            96.0
                                                           ------------   -------------     -------------   -------------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                       3.8 %           2.9 %             3.7 %           4.0 %
                                                           ============   =============     =============   =============

Quarter Comparison 1996 to 1995

Net Operating Revenue

     The Company's net operating revenue for the three months ended June 30, 1996 ("Second Quarter 1996") was $137.6 million compared to $99.8 million for the three months ended June 30, 1995 ("Second Quarter 1995"), an increase of $37.8 million or 38.0%.

     Net operating revenue from in-patient operations increased $23.7 million, or 26.4%, to $113.6 million from $89.9 million primarily due to the 1996 acquisition of 18 in-patient facilities and, on a same store basis, a shift in payor mix from Medicaid (42.8% to 41.2%) and private (14.7% to 12.9%) to Medicare (30.3% to 31.4%) and managed care (5.9% to 6.9%), partially offset by a slight decrease in total patient days. The 18 in-patient facilities acquired by the Company in February 1996 contributed $20.9 million of net operating revenue during Second Quarter 1996. On a same store basis, the average increase in reimbursement rates per patient day was 5.7% from Second Quarter 1995 and was primarily due to providing services to higher acuity patients. The Company experienced a 0.4% net decrease in total patient days in Second Quarter 1996 from Second Quarter 1995 on a same store basis, consisting of a decrease of 3,402 and 7,960 from Medicaid and private and other sources, respectively, and an increase of 3,830 and 4,447 from Medicare and managed care, respectively.

      Net operating revenue from home healthcare operations grew $1.3 million to $8.9 million, or 17.6% in Second Quarter 1996 over Second Quarter 1995, primarily reflecting an increase in patient visits to 70,307 in Second Quarter 1996 from 66,017 in Second Quarter 1995 and an increase in treatment hours to 109,171 in Second Quarter 1996 from 101,336 in Second Quarter 1995. Net operating revenue from pharmacy operations to non-affiliates increased $3.6 million or 206.5% in Second Quarter 1996 over Second Quarter 1995, primarily due to the acquisition of Assist-A-Care in January 1996 and Executive Pharmacy in February 1996 (collectively, the "Pharmacy Acquisitions"). Net operating revenue from the Pharmacy Acquisitions for Second Quarter 1996 was $2.9 million. Net operating revenue from contract rehabilitation therapy operations to non-affiliates was $9.3 million in Second Quarter 1996 and was a result of the purchase of SCRS in July 1995. The Company had no net operating revenue from contract rehabilitation therapy operations in the Second Quarter 1995.

Costs and Expenses

     Total costs and expenses for Second Quarter 1996 increased $35.5 million, or 37%, to $132.4 million (96.2% of net operating revenue) from $96.9 million (97.1% of net operating revenue) for Second Quarter 1995.

     Operating expenses as a percentage of net operating revenue increased to 81.8% for Second Quarter 1996, from 81.1% for Second Quarter 1995. The increase resulted from the incurrence of increased labor costs in the in-patient operations while reimbursement rates per patient day for room and board charges remained relatively flat for the Medi-Cal and Medicare systems.

     Corporate general and administrative expense is the corporate overhead and regional costs related to the supervision of operations. This expense decreased as a percentage of net operating revenue to 4.1% for Second Quarter 1996 from 4.5% in Second Quarter 1995. The decrease as a percentage of revenues is attributed to achieving economies of scale through acquisition and same store growth.

     Rent expense as a percentage of net operating revenue increased to 4.5% in Second Quarter 1996 from 4.2% in Second Quarter 1995 primarily due to the 1996 Acquisitions.

     Depreciation and amortization expense as a percentage of net operating revenue increased to 2.8% in Second Quarter 1996 from 2.3% in Second Quarter 1995 primarily due to goodwill amortization related to the purchase of SCRS in July 1995 and the 1996 Acquisitions.

     Interest expense as a percentage of net operating revenue increased to 3.0% in Second Quarter 1996 from 1.9% in Second Quarter 1995 primarily due to the Company issuing the 9-7/8% Senior Subordinated Notes (the "Senior Subordinated Notes") in October 1995 partially offset by the repayment of the 8.1% Senior Secured Notes in that month.

     Pursuant to the settlement of a class action lawsuit, the Company recorded a charge of $3.1 million in Second Quarter 1995. The amount represents the Company's portion of the settlement, together with related legal fees and other costs.

Six Months Comparison 1996 to 1995

Net Operating Revenue

     The Company's net operating revenue for the six months ended June 30, 1996 ("Six Months 1996") was $267.6 million compared to $197.3 million for the six months ended June 30, 1995 ("Six Months 1995"), an increase of $70.3 million or 35.6%.

     Net operating revenue from in-patient operations increased $43.2 million, or 24.2%, to $221.7 million from $178.5 million due to the 1996 acquisition of 18 in-patient facilities and, on a same store basis, a shift in payor mix from Medicaid (42.8% to 40.4%) and private (14.9% to 13.0%) to Medicare (29.6% to 31.6%) and managed care (6.2% to 7.5%). The 18 in-patient facilities acquired by the Company in February 1996 contributed $33.5 million of net operating revenue during Six Months 1996. On a same store basis, the average increase in reimbursement rates per patient day was 7.2% and was primarily due to providing services to higher acuity patients.

      Net operating revenue from home healthcare operations grew $3.1 million to $17.5 million, or 21.5%, in Six Months 1996 over Six Months 1995, primarily reflecting an increase in patient visits to 145,284 in Six Months 1996 from 128,031 in Six Months 1995 and an increase in treatment hours to 215,049 in Six Months 1996 from 168,741 in Six Months 1995. Net operating revenue from pharmacy operations to non-affiliates increased $6.8 million or 207.4% in Six Months 1996 over Six Months 1995, primarily due to the acquisition of Assist-A-Care in January 1996 and Executive Pharmacy in February 1996 (collectively, the "Pharmacy Acquisitions"). Net operating revenue from the Pharmacy Acquisitions for Six Months 1996 was $5.6 million. Net operating revenue from contract rehabilitation therapy operations to non-affiliates was $16.8 million in Six Months 1996 and was a result of the purchase of SCRS in July 1995. The Company had no net operating revenue from contract rehabilitation therapy operations in Six Months 1995.

Costs and Expenses

     Total costs and expenses for Six Months 1996 increased $68.1 million, or 36%, to $257.6 million (96.3% of net operating revenue) from $189.5 million (96.0% of net operating revenue) for Six Months 1995.

     Operating expenses as a percentage of net operating revenue increased to 81.7% for Six Months 1996, from 81.0% for Six Months 1995. The increase resulted from the incurrence of increased labor costs in the in-patient operations while reimbursement rates per patient day for room and board charges remained relatively flat for the Medi-Cal and Medicare systems. In addition, the home health agency participating in the Medicare Prospective Pay System pilot project beginning in 1996 did not adequately reduce costs at the outset of this program.

     Corporate general and administrative expense is the corporate overhead and regional costs related to the supervision of operations. This expense decreased as a percentage of net operating revenue to 4.4% for Six Months 1996 from 4.9% in Six Months 1995. The decrease as a percentage of revenues is attributed to achieving economies of scale through acquisition and same store growth.

     Rent expense as a percentage of net operating revenue increased to 4.4% in Six Months 1996 from 4.2% in Six Months 1995 primarily due to the 1996 Acquisitions.

     Depreciation and amortization expense as a percentage of net operating revenue increased to 2.7% in Six Months 1996 from 2.3% in Six Months 1995 primarily due to goodwill amortization related to the purchase of SCRS in July 1995 and the 1996 Acquisitions.

     Interest expense as a percentage of net operating revenue increased to 3.1% in Six Months 1996 from 2.0% in Six Months 1995 primarily due to the Company issuing the Senior Subordinated Notes in October 1995 partially offset by the repayment of the Senior Secured Notes in that month.

     Pursuant to the settlement of a class action lawsuit, the Company recorded a charge of $3.1 million in Six Months 1995. The amount represents the Company's portion of the settlement, together with related legal fees and other costs.

Liquidity and Capital Resources

     Working capital at June 30, 1996 decreased $58.3 million to $61.0 million (including cash and cash equivalents of $66.9 million) from $119.3 million
(including cash and cash equivalents of $104.2 million) at December 31, 1995. The decrease was primarily attributable to funding the purchase of the 1996 Acquisitions. During the Six Months 1996, the Company's receivables increased approximately $24 million primarily related to the 1996 Acquisitions. A portion of the increase in receivables is due to delays in securing state and federal provider numbers for certain of the 18 healthcare facilities acquired in the 1996 Acquisitions. Management anticipates the collections related to the delay will occur in the third and fourth quarter 1996. In addition, the Company established a revocable workers' compensation claims payment trust to pre-fund its workers' compensation obligations which was funded in March 1996 with approximately $10.6 million from available cash.
(See Note 4 to the Consolidated Financial Statements).

     The Company's major requirements for liquidity relate to funding working capital, capital improvements and debt service obligations. The Company must also provide funding to cover potential delays, temporary cessations or interruptions in payments by third-party payors due to political or budgetary constraints. Management believes that these liquidity needs can be met from available cash, internally generated funds and existing borrowing capacity under a revolving credit loan agreement ("Credit Agreement") with NationsBank of Texas, N.A.
as agent for a group of banks (discussed below).

     The Company's healthcare facilities require capital improvements for renovations and improvements in physical appearance. Future capital improvements may be required as a result of routine regulatory inspections. In addition, the Company is and will continue to invest in improving its information systems. The Company's capital expenditures for the six months ended June 30, 1996 and 1995 were approximately $5.6 million and $7.8 million, respectively. These capital expenditures have been financed through a combination of internally generated funds and debt. The Company expects to spend approximately an aggregate of $13.0 million for capital expenditures during 1996 to be financed through leases, borrowings under the Credit Agreement and funds generated from operations.

     The Company has financed its acquisitions from a combination of borrowings and funds generated by operations. The Company expects to finance future acquisitions from a combination of existing cash, the Credit Agreement, and alternative sources such as real estate investment trusts. Depending on the numbers, size and timing of any such transactions, the Company may in the future require additional financing in order to continue to make acquisitions.

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

     In April and May 1996, the Company purchased 555,000 shares of Company common stock at an average price of $9.16 per share. The transaction, accounted for using the cost method, reduced stockholders' equity by $5.1 million.

     On June 28, 1996 the Company issued 12 1/4% Subordinated Notes (the "Subordinated Notes") in an aggregate amount of $50 million. Interest on the Notes will be payable semi-annually on January 15 and July 15 of each year, commencing January 15, 1997. The Notes will mature on July 15, 2003, unless previously redeemed. Net proceeds received by the Company totaled approximately $48.4 million and funded the redemption of the Company's outstanding 6 1/2% Convertible Subordinated Debentures due 2003 on July 29, 1996.

     On December 28, 1995 the Company entered into the Credit Agreement, which provides up to $50,000,000 in a revolving line of credit and letters of credit. As of July 31, 1996, no borrowings have been drawn on the Credit Agreement and approximately $9,000,000 of standby letters of credit have been issued in connection with the Company's self-insured workers' compensation programs.

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

                                            PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         4.11 Indenture, dated as of June 28, 1996, between Regency Health Services, Inc. as Issuer, the Guarantors named therein and U.S. Trust Company of California, N.A., as Trustee.

         4.12 Form 12-1/4% Subordinated Note due 2003 of Regency Health Services, Inc. (included in Exhibit 4.11).

         4.13 Registration Rights Agreement, dated as of June 28, 1996, by and among Regency Health Services, Inc., as Issuer, the Guarantors named therein and Bear, Stearns & Co., Inc. and NationsBanc Capital Markets,
Inc., as Initial Purchasers.

(b)      Reports on Form 8-k

         Current Report on Form 8-K/A, dated April 12, 1996, reporting an event dated February 1, 1996 under Items 2 and 7 of Form 8-K, and filing the following audited financial statements of Liberty Healthcare Limited Partnership: (i) balance sheets as of September 30, 1994 and 1995, (ii) statements of partners' capital for the years ended September 30, 1994 and 1995, (iii) statements of income for the years ended September 30, 1994 and 1995, and (iv) statements of cash flows for the years ended September 30, 1994 and 1995.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGENCY HEALTH SERVICES, INC.



By:_____________________________________________________
         Bruce D. Broussard
         Executive Vice President and Chief Financial Officer



Date:    August 14, 1996