Form 10-Q
period 1996-09-30
REGENCY HEALTH SERVICES INC
filed 1996-11-14
CIK 865120

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-11144


                          Regency Health Services, Inc.


State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                               Identification No.)

          Delaware                                                  33-0210226


                             Regency Health Services
                                 2742 Dow Avenue
                            Tustin, California 92780
                                  714-544-4443


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Title                                                       Outstanding

Common Stock                                                        16,737,170

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                               REGENCY HEALTH SERVICES, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                      (In thousands)

                                                          ASSETS


                                                                                      September 30,         December 31,
                                                                                          1996                  1995
                                                                                    ------------------    ------------------
                                                                                       (Unaudited)

CURRENT ASSETS:
        Cash and cash equivalents                                                                   $                     $
                                                                                               21,717               104,238
        Restricted cash                                                                         5,100
                                                                                                                          -
        Accounts receivable, net of allowances of $3,812 at
            September 30, 1996 and $3,757 at December 31, 1995                                 74,177                51,203
        Estimated third party settlements                                                       9,738                   800
        Notes and other receivables                                                             1,726                 2,182
        Deferred income taxes                                                                   5,447                 5,447
        Assets held for sale                                                                    7,558                 8,970
        Other current assets                                                                    8,056                 6,396
                                                                                    ------------------    ------------------

            Total current assets                                                              133,519               179,236
                                                                                    ------------------    ------------------

PROPERTY AND EQUIPMENT:
        Land                                                                                   21,281                21,249
        Buildings and improvements                                                            102,497                96,396
        Leasehold interest - other                                                             19,629                19,631
        Equipment                                                                              33,577                24,610
                                                                                    ------------------    ------------------

                                                                                              176,984               161,886
        Less - accumulated depreciation and amortization                                     (41,467)              (34,679)
                                                                                    ------------------    ------------------

            Total property and equipment                                                      135,517               127,207
                                                                                    ------------------    ------------------

OTHER ASSETS:
        Mortgage notes receivable, net of allowances of $949 at
            September 30, 1996 and $951 at December 31, 1995                                    4,515                 5,163
        Goodwill, net of accumulated amortization of $2,860 at
            September 30, 1996 and $563 at December 31, 1995                                   57,224                13,621
        Other assets, net of accumulated amortization of $3,151 at
            September 30, 1996 and $2,206 at December 31, 1995                                 22,980                13,715
                                                                                    ------------------    ------------------

            Total other assets                                                                 84,719                32,499
                                                                                    ------------------    ------------------

                                                                                                    $                     $
                                                                                              353,755               338,942
                                                                                    ==================    ==================


                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.


                                               REGENCY HEALTH SERVICES, INC.
                                          CONSOLIDATED BALANCE SHEETS (Continued)
                                             (In thousands, except par value)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      September 30,         December 31,
                                                                                          1996                  1995
                                                                                    ------------------    ------------------
                                                                                       (Unaudited)


CURRENT LIABILITIES:
        Current portion of long-term debt                                                           $                     $
                                                                                                2,297                 4,371
        Accounts payable                                                                       24,705                22,285
        Accrued expenses                                                                        5,344                 5,946
        Accrued compensation                                                                   22,855                18,051
        Accrued workers' compensation                                                           4,901                 5,377
        Deferred revenue                                                                        2,065                 1,743
        Accrued interest                                                                        6,719                 4,231
                                                                                    ------------------    ------------------

            Total current liabilities                                                          68,886                62,004

LONG-TERM DEBT, NET OF CURRENT PORTION                                                        182,558               179,615
OTHER LIABILITIES AND NONCURRENT RESERVES                                                       9,029                 8,988
DEFERRED INCOME TAXES                                                                           9,353                 7,946
                                                                                    ------------------    ------------------

            Total liabilities                                                                 269,826               258,553
                                                                                    ------------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Common stock,  $.01 par value;  authorized - 35,000  shares;  16,732 and
             16,670 shares issued and outstanding at September 30, 1996
             and December 31, 1995, respectively                                                  167                   167
        Additional paid-in capital                                                             51,968                56,679
        Retained earnings                                                                      31,794                23,543
                                                                                    ------------------    ------------------


            Total stockholders' equity                                                         83,929                80,389
                                                                                    ------------------    ------------------

                                                                                                    $                     $
                                                                                              353,755               338,942
                                                                                    ==================    ==================









                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.


                                               REGENCY HEALTH SERVICES, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share amounts)


                                                                       Three months ended             Nine months ended
                                                                          September 30,                  September 30,
                                                                   --------------------------    ----------------------------
                                                                      1996          1995             1996           1995
                                                                          (Unaudited)                    (Unaudited)


 NET OPERATING REVENUE                                              $             $                         $              $
                                                                       144,100       107,491          411,695        304,806
                                                                   ------------  ------------    -------------  -------------

 COSTS AND EXPENSES:
     Operating expenses
                                                                       116,959        87,208          335,653        247,062
     Corporate general and administrative
                                                                         5,423         4,648           17,103         14,346
     Rent expense
                                                                         6,599         4,266           18,289         12,624
     Depreciation and amortization
                                                                         4,011         2,631           11,197          7,253
     Interest expense
                                                                         5,023         2,009           13,368          5,843
     Class action suit settlement
                                                                             -             -                -          3,098
                                                                   ------------  ------------    -------------  -------------

         Total costs and expenses
                                                                       138,015       100,762          395,610        290,226
                                                                   ------------  ------------    -------------  -------------

 INCOME BEFORE PROVISION FOR INCOME TAXES
                                                                         6,085         6,729           16,085         14,580
 PROVISION FOR INCOME TAXES
                                                                         2,444         2,687            6,641          5,670
                                                                   ------------  ------------    -------------  -------------

 INCOME BEFORE EXTRAORDINARY ITEM
                                                                         3,641         4,042            9,444          8,910
 EXTRAORDINARY ITEM - Loss on extinguishment of debt, net
     of applicable income taxes of $812
                                                                       (1,193)             -          (1,193)              -
                                                                   ------------  ------------    -------------  -------------

 NET INCOME                                                         $             $                         $              $
                                                                         2,448         4,042            8,251          8,910
                                                                   ============  ============    =============  =============


 INCOME (LOSS) PER COMMON SHARE - PRIMARY
 Income before extraordinary item                                   $             $                         $              $
                                                                          0.22          0.24             0.57           0.54
 Extraordinary item
                                                                        (0.07)             -           (0.07)              -
                                                                   ------------  ------------    -------------  -------------
 Net income per share                                               $             $                         $              $
                                                                          0.15          0.24             0.50           0.54
                                                                   ============  ============    =============  =============

 Weighted average shares of common stock and
     equivalents
                                                                        16,279        16,683           16,505         16,624
                                                                   ============  ============    =============  =============

 INCOME (LOSS) PER COMMON SHARE - FULLY DILUTED
 Income before extraordinary item                                   $             $                         $              $
                                                                          0.22          0.22             0.54           0.51
 Extraordinary item
                                                                        (0.07)             -           (0.06)              -
                                                                   ------------  ------------    -------------  -------------
 Net income per share                                               $             $                         $              $
                                                                          0.15          0.22             0.48           0.51
                                                                   ============  ============    =============  =============

 Weighted average shares of common stock and  equivalents
                                                                        17,492        20,670           19,546         20,577
                                                                   ============  ============    =============  =============

                   The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.


                                            REGENCY HEALTH SERVICES, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)

                                                                                            Nine months ended
                                                                                               September 30,
                                                                                    -----------------------------------

                                                                                          1996               1995
                                                                                          ----               ----
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                     $                 $
                                                                                               8,251             8,910
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
       Extraordinary loss on discharge of debt                                                 2,005
                                                                                                                     -
       Depreciation and amortization                                                          11,197             7,317
       Deferred income taxes and charge in lieu of taxes, net of payments                      1,407             3,660
       Other, net                                                                                418                20
       Change in cash from changes in assets and liabilities,  excluding effects of acquisitions and dispositions:
           Accounts receivable                                                              (21,445)           (4,404)
           Estimated third party settlements                                                 (8,938)               336
           Other current assets                                                              (1,456)             9,189
           Current and other liabilities                                                       9,172             1,135
                                                                                    -----------------   ---------------

       Net cash provided by operating activities                                                 611            26,163
                                                                                    -----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions                                                                            (48,513)
                                                                                                              (13,225)
    Purchases of property and equipment                                                     (10,969)          (10,937)
    Collection on mortgage notes receivable                                                      109               169
    Changes in other assets, net                                                             (1,767)             (610)
                                                                                    -----------------   ---------------

       Net cash used in investing activities                                                (61,140)          (24,603)
                                                                                    -----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                              (62,650)           (3,388)
    Proceeds from issuance of long-term debt                                                  56,143             1,843
    Workers' compensation trust funding                                                     (10,637)
                                                                                                                     -
    Purchase of treasury stock
                                                                                             (5,082)                 -
    Proceeds from exercise of warrants and options                                               234             1,147
    Proceeds from exercise of stock appreciation rights
                                                                                                   -               615
                                                                                    -----------------   ---------------

       Net cash provided by (used in) financing activities                                  (21,992)               217
                                                                                    -----------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (82,521)             1,777

CASH AND CASH EQUIVALENTS, beginning of period                                               104,238            25,677
                                                                                    -----------------   ---------------

CASH AND CASH EQUIVALENTS, end of period                                                           $                 $
                                                                                              21,717            27,454
                                                                                    =================   ===============

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

         Estimated third party settlements classified in accounts receivable, other assets and other liabilities and non-current reserves in the 1995 financial statements have been reclassified to estimated third party settlements in current assets to conform to the 1996 presentation. Certain other amounts have been reclassified in the 1995 financial statements to conform to the 1996 presentation.

2.       Acquisitions

         Effective January 2, 1996, the Company completed the acquisition of the assets of Assist-A-Care, a pharmacy located in San Diego, California. The purchase price was $5.8 million, composed of $3.2 million cash and a $2.6 million note payable.

         Effective February 1, 1996, the Company acquired leasehold interests in 18 health care facilities in Tennessee and North Carolina with 2,375 beds from Liberty Healthcare Limited Partnership ("Liberty") through an asset purchase for $39.3 million cash and a note payable for $2.2 million. The Company also acquired Executive Pharmacy (consisting of one pharmacy in North Carolina and one in Tennessee) with a $763,000 note payable and an enteral feeding business for $1.5 million cash from businesses affiliated with Liberty. In addition, the Company paid $400,000 cash for the inventory of Liberty. A portion of the purchase was funded with notes payable, which may be reduced as a result of certain seller liabilities and audit adjustments. Escrow accounts established at the time of purchase were funded with $2.96 million for payment on the notes payable and are included in other assets on the accompanying consolidated balance sheet as of September 30, 1996.

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

         These transactions were accounted for using the purchase method of accounting under generally accepted accounting principles. Revenues and expenses are included in the accompanying financial statements subsequent to the purchase date. The purchase price allocation related to these transaction has not yet been finalized.

         The following unaudited pro forma condensed consolidated statements of earnings present the summarized consolidated results of operations of the
Company after giving effect to the acquisitions of Liberty and Liberty-affiliated businesses for the nine months ended September 30, 1996 and 1995, as if such acquisitions had been consummated on January 1, 1995 (in thousands, except per share data):


                                                                              Nine months ended
                                                                                September 30,
                                                                       --------------------------------
                                                                           1996              1995
                                                                       --------------   ---------------
                                                                                 (Unaudited)

             Net operating revenue                                          $418,501         $ 364,504
             Total costs and expenses                                        401,835           349,249
                                                                       --------------   ---------------

             Income before provision for income taxes                         16,666            15,255
             Provision for income taxes                                        6,885             5,940
                                                                       --------------   ---------------

             Net income before extraordinary item                         $    9,781       $     9,315
                                                                       ==============   ===============

             Income before extraordinary item per common share-

                  Primary                                                $      0.59      $       0.56
                                                                       ==============   ===============

                  Fully diluted                                          $      0.56      $       0.53
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

4.       Workers' Compensation Claims Trust

         In 1995, the Company established a revocable workers' compensation claims trust ("Trust") to pre-fund its workers' compensation obligations. The Trust was funded for fiscal 1995 in March 1996 with approximately $10.6 million from available cash. Of the remaining $7.8 million in the Trust at September 30, 1996, $5.1 million was classified as current restricted cash and $2.7 million was classified as other long-term assets.

5. Issuance of Subordinated Notes and Redemption of Convertible Subordinated Debentures

         On June 28, 1996, the Company issued 12 1/4% Subordinated Notes (the "Subordinated Notes") in an aggregate amount of $50 million. Interest on the Subordinated Notes will be payable semi-annually on January 15 and July 15 of each year, commencing January 15, 1997. The Subordinated Notes will mature on July 15, 2003, unless previously redeemed. Net proceeds received by the Company totaled approximately $48.4 million and funded the redemption of the Company's outstanding 6 1/2% Convertible Subordinated Debentures due 2003 (the "Convertible Subordinated Debentures") on July 29, 1996. The Subordinated Notes contain certain covenants similar to the 9-7/8% Senior Subordinated Notes, including limitations on the ability of the Company to, among other things, (a) incur additional indebtedness and issue redeemable preferred stock, (b) sell equity interests in subsidiaries, (c) make certain restricted payments (as defined), (d) create liens, and (e) engage in mergers, consolidations or transfers of substantially all of the assets of the Company to another party.

         On July 29, 1996, the Company completed the redemption of all $48.9 million of its outstanding Convertible Subordinated Debentures for cash at such amount from the proceeds of the Subordinated Notes and available cash. The redemption reduces fully diluted shares by 3.9 million shares and produces an extraordinary loss on extinguishment of debt of $868,000, net of tax, resulting from the write-off of unamortized underwriting costs.

6.       Refinancing of Industrial Revenue Bonds

         Effective September 30, 1996, the Company refinanced three of its Industrial Revenue Bond Issues (IRBs) with an aggregate outstanding principal balance of $7,560,000 with three new issues of tax exempt IRBs maturing through September 2012. One of the new issues has a principal balance of $2,830,000 and bears interest at rates ranging from 4.2% to 6.0% based on the maturity dates of the individual bonds. The other two IRBs bear interest at a variable rate initially set at 4.0% which is capped at 12.0%. The refinancing resulted in an extraordinary loss on extinguishment of debt of $325,000, net of tax, resulting from the write-off of unamortized underwriting costs and a call premium paid.

7.       Net Income Per Share

         For the three and nine months ended September 30, 1996 and 1995, primary income per share was calculated based on the weighted average number of common and common equivalent shares outstanding during the periods. For the three and nine months ended September 30, 1996 and 1995, fully diluted income per share was computed as described above and includes the issuance of common shares upon the assumed conversion of the Convertible Subordinated Debentures for the period prior to redemption. Additionally, interest and amortization of underwriting costs related to such debentures were added, net of tax, to income for the purpose of calculating fully diluted income per share for the period prior to redemption. Such amounts aggregated $158,000 and $509,000 for the three months ended September 30, 1996 and 1995, respectively, and $1,129,000 and $1,527,000 for the nine months ended September 30, 1996 and 1995, respectively.

8.       Subsequent Event

On November 1, 1996, the Company closed the sale of three of the remaining 12 previously identified facilities held for sale in California with 148 licensed beds for an aggregate sales price of $2.0 million.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following table sets forth certain operating data for the Company on the dates indicated:


                                                                               September 30,
                                                                           1996             1995
                                                                          -----             ----
                                                                                    (Unaudited)
        In-patient operations
             Facilities.............................................         112                 93
             Licensed beds..........................................      11,537              9,134
             Subacute beds..........................................       1,108                972
             Subacute units.........................................          46                 40

        Contract rehabilitation therapy operations
             Non-affiliated facilities served.......................         103                 73
             Regency operated facilities served.....................          52                 15
                                                                          ------              -----
                       Total........................................         155                 88
                                                                          ======              =====

        Pharmacy operations
             Non-affiliated facilities served.......................          81                  5
             Regency operated facilities served.....................          63                 34
                                                                          ------               ----
                       Total........................................         144                 39
                                                                          ======                ===

        Home health agencies........................................          29                 29

------------------



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

         In December 1995, the Company determined to dispose of 13 facilities located in California as part of its strategic plan of diversifying from the California Medicaid system ("Medi-Cal"). The results of operations of these facilities will continue to be reflected in the Company's financial statements until such dispositions are completed. In March 1996, the Company disposed of one of the thirteen facilities and on November 1, 1996, the Company disposed of three additional facilities (see Note 8 to the Consolidated Financial Statements).

         Effective February 1, 1996, the Company acquired 18 healthcare facilities with 2,375 beds in Tennessee and North Carolina (see Note 2 to the Consolidated Financial Statements). Effective April 1, 1996, the Company acquired 1 healthcare facility in North Carolina with 86 beds.

Ancillary Businesses Operations

         In July 1995, the Company acquired SCRS which provides rehabilitation services to Company-operated and non-affiliated healthcare facilities in 14 states in the West, Midwest, and Southeast. In the third quarter 1996 and 1995, 69.9% and 85.8%, respectively, of SCRS revenues were derived from providing services to non-affiliated healthcare providers. On August 9, 1996, SCRS purchased the assets of Managed Respiratory Care Services, Inc., a respiratory therapy company located in Arizona. The purchase price consisted of $300,000 cash and an "Earn-Out" clause in an amount not to exceed $500,000.

         The Company's pharmacy operations provide prescription services and basic pharmaceutical dispensing programs to Company and third party healthcare facilities. During the first nine months of 1996 and 1995, 65% and 56%, respectively, of revenues from pharmacy operations were derived from providing services to non-affiliated healthcare providers and patients at Regency facilities billed directly to third-party payors. In January and February of 1996, the Company acquired three additional pharmacy operations (see Note 2 to the Consolidated Financial Statements).

         The Company's 29 home healthcare locations provide skilled nursing, rehabilitation and other services in selected areas in California and Ohio.


         The acquisitions occurring in the first, second and third quarters 1996 are collectively referred to as the "1996 Acquisitions."

Results of Operations

         The following table sets forth the amounts of certain elements of net operating revenue and the percentage of total net operating revenue for the periods presented: (dollars in thousands)

                                                                     Three months ended September 30,
                                                                      1996                         1995
                                                                      ----                         ----
                                                                               (Unaudited)

Basic nursing care.........................................    $74,355         52%          $57,378        53%
Subacute...................................................     42,384         29            33,666        31
                                                             ---------       -----        ---------      ----
     Total in-patient operations...........................    116,739         81            91,044        84
Home healthcare operations.................................      9,146          6             8,011         8
Contract rehabilitation therapy operations to
     non-affiliates (1)....................................     11,767          8             6,040         6
Pharmacy operations to non-affiliates (2)..................      5,710          4             1,931         2
Interest...................................................        738          1               465        --
                                                             ---------       -----        ---------     -----
     Total.................................................   $144,100        100%         $107,491       100%
                                                              ========        ===          ========       ===

(1)      Net of intercompany billings of $5,056,000 and $999,000 for the three months ended September 30, 1996, and 1995, respectively.
(2)      Net of  intercompany  billings  of  $3,013,000  and  $1,499,000  for the  three  months  ended  September  30,  1996 and 1995, respectively.


                                                                      Nine months ended September 30,
                                                                      1996                         1995
                                                                      ----                         ----
                                                                               (Unaudited)

Basic nursing care.........................................   $211,368         51%        $173,097         57%
Subacute...................................................    127,047         31            96,417        31
                                                            ----------       -----        ---------      ----
     Total in-patient operations...........................    338,415         82           269,514        88
Home healthcare operations.................................     26,695          6            22,454         7
Contract rehabilitation therapy operations to
     non-affiliates (1)....................................     28,522          7             6,040         2
Pharmacy operations to non-affiliates (2)..................     15,815          4             5,219         2
Interest...................................................      2,248          1             1,579         1
                                                           -----------       ----       -----------      ----
     Total.................................................   $411,695        100%         $304,806       100%
                                                              ========        ===          ========       ===

(1) Net of intercompany billings of $12,946,000 and $999,000 for the nine months ended September 30, 1996 and 1995, respectively. (2) Net of intercompany billings of $8,365,000 and $4,176,000 for the nine months ended September 30, 1996 and 1995, respectively.


         The following table sets forth certain operating data for the Company for the periods presented:



                                      Three months ended                        Nine months ended
                                         September 30,                            September 30,
                                --------------------------------         ---------------------------------
                                    1996              1995                  1996                 1995
                                    ----              ----                  ----                 ----
                                          (Unaudited)                              (Unaudited)
Patient Days by Payor:
     Medicare                         76,245             58,575              232,305              183,626
     Private/Other                   194,112            169,297              568,035              512,223
     Managed Care                     27,166             23,476               86,809               71,133
     Medicaid                        640,819            484,080            1,843,341            1,424,769
                                -------------     --------------         ------------        -------------
          Total                      938,342            735,428            2,730,490            2,191,751
                                =============     ==============         ============        =============

Home Health Visits                    68,477             68,138              213,761              196,170
Home Health Hours                    117,760            113,835              332,809              282,577

Revenue Mix:
     Medicare                           28.9 %             30.8 %               29.8 %               32.2 %
     Private/Other                      25.2 %             24.5 %               24.4 %               21.8 %
     Managed Care                        4.6 %              5.2 %                5.2 %                5.5 %
     Medicaid                           41.3 %             39.5 %               40.6 %               40.5 %




         The following table presents the percentage of net operating revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods presented:


                                                               Three months ended                Nine months ended
                                                                  September 30,                    September 30,
                                                           ----------------------------     -----------------------------
                                                              1996            1995              1996            1995
                                                              ----            ----              ----            ----
                                                                   (Unaudited)                      (Unaudited)

NET OPERATING REVENUE                                            100.0 %         100.0 %           100.0 %         100.0 %
                                                           ------------   -------------     -------------   -------------

COSTS AND EXPENSES:
Operating expenses                                                81.1            81.1              81.5            81.1
Corporate general and administrative                               3.8             4.3               4.2             4.7
Rent expense                                                       4.6             4.0               4.4             4.1
Depreciation and amortization                                      2.8             2.4               2.7             2.4
Interest expense                                                   3.5             1.9               3.3             1.9
Class action lawsuit settlement                                     --              --                --             1.0
                                                           ------------   -------------     -------------   -------------

     Total costs and expenses                                     95.8            93.7              96.1            95.2
                                                           ------------   -------------     -------------   -------------

INCOME BEFORE PROVISION FOR
INCOME TAXES AND EXTRAORDINARY ITEM                                4.2 %           6.3 %             3.9 %           4.8 %
                                                           ============   =============     =============   =============

Quarter Comparison 1996 to 1995

Net Operating Revenue

     The Company's net operating revenue for the three months ended September 30, 1996 ("Third Quarter 1996") was $144.1 million compared to $107.5 million for the three months ended September 30, 1995 ("Third Quarter 1995"), an increase of $36.6 million or 34.1%.

     Net operating revenue from in-patient operations increased $25.7 million, or 28.2%, to $116.7 million from $91.0 million primarily due to the 1996 acquisition of 18 in-patient facilities and, on a same store basis, an increase in average rates per patient day of 3.9%. The 18 in-patient facilities acquired by the Company in February 1996 contributed $21.6 million of net operating revenue during Third Quarter 1996. On a same store basis, the increase in rates per patient day of 3.9% from Third Quarter 1995 was primarily due to providing services to higher acuity patients, an increase in the Medi-Cal reimbursement rates and the Company recognizing revenue associated with the elimination of the Medicare Routine Cost Limit (RCL) inflationary freeze. The increase in higher acuity patients on a same store basis is demonstrated by the shift in the payor mix from Medicaid (43.8% to 43.0%) and private (14.5% to 13.4%) to Medicare (28.9% to 29.2%) and managed care (6.2% to 6.6%), partially offset by a .5% decrease in total patient days. The Medi-Cal rate increases in August 1996 resulted in approximately $.4 million in revenues. The revenue associated with the elimination of the RCL inflationary freeze totaled $.9 million.

     Net operating revenue from home healthcare operations grew $1.1 million to $9.1 million, or 14.2% in Third Quarter 1996 over Third Quarter 1995, primarily reflecting an increase in patient visits to 68,477 in Third Quarter 1996 from 68,138 in Third Quarter 1995 and an increase in treatment hours to 117,760 in Third Quarter 1996 from 113,835 in Third Quarter 1995. Net operating revenue from pharmacy operations to non-affiliates increased $3.8 million or 195.7% in Third Quarter 1996 over Third Quarter 1995, primarily due to the acquisition of Assist-A-Care in January 1996 and Executive Pharmacy in February 1996 (collectively, the "Pharmacy Acquisitions"). Net operating revenue from the Pharmacy Acquisitions for Third Quarter 1996 was $3.1 million. Net operating revenue from contract rehabilitation therapy operations to non-affiliates increased $5.7 million, or 94.8% in Third Quarter 1996 over Third Quarter 1995, primarily due to an increase in the number of non-affiliated facilities served to 103 in Third Quarter 1996, from 73 in Third Quarter 1995.

Costs and Expenses

     Total costs and expenses for Third Quarter 1996 increased $37.2 million, or 37%, to $138.0 million (95.8% of net operating revenue) from $100.8 million (93.7% of net operating revenue) for Third Quarter 1995.

     Operating expenses as a percentage of net operating revenue remained consistent at 81.1% for Third Quarter 1996 and Third Quarter
1995.

     Corporate general and administrative expense is the corporate overhead and regional costs related to the supervision of operations. The expense increased from $4.6 million in the Third Quarter 1995 to $5.4 million in the Third Quarter 1996. The increase is attributable to the 1996 Acquisitions, however, this expense decreased as a percentage of net operating revenue to 3.8% for Third Quarter 1996 from 4.3% in Third Quarter 1995. The decrease, as a percentage of revenues is attributed to achieving economies of scale through acquisition, the reduction of certain corporate office expenses and same store growth.

     Rent expense as a percentage of net operating revenue increased to 4.6% in Third Quarter 1996 from 4.0% in Third Quarter 1995 primarily due to the assumption of lease obligations from the 1996 Acquisitions.

     Depreciation and amortization expense as a percentage of net operating revenue increased to 2.8% in Third Quarter 1996 from 2.4% in Third Quarter 1995 primarily due to goodwill amortization related to the purchase of SCRS in July 1995 and the 1996 Acquisitions.

     Interest expense as a percentage of net operating revenue increased to 3.5% in Third Quarter 1996 from 1.9% in Third Quarter 1995 primarily due to the Company issuing the 9-7/8% Senior Subordinated Notes (the "Senior Subordinated Notes") in October 1995 partially offset by the repayment of the 8.1% Senior Secured Notes in that month. A portion of the increase is also due to the Company issuing the 12-1/4% Subordinated Notes in June 1996 partially offset by the repayment of the 6-1/2% Convertible Subordinated Debentures on July 29, 1996.

     The extraordinary item of $1.2 million resulted from the redemption of all $48.9 million of the outstanding Convertible Subordinated Debentures and the refinancing of the Industrial Revenue Bond Issues (IRBs). The redemption of the Convertible Subordinated Debentures produced an extraordinary loss on extinguishment of debt of $868,000, net of tax, resulting from the write off of unamortized underwriting costs and the refinancing of the IRBs resulted in an extraordinary loss on extinguishment of debt of $325,000 net of tax, resulting from the write off of unamortized underwriting costs and a call premium paid.

Nine Months Comparison 1996 to 1995

Net Operating Revenue

     The Company's net operating revenue for the nine months ended September 30, 1996 ("Nine Months 1996") was $411.7 million compared to $304.8 million for the nine months ended September 30, 1995 ("Nine Months 1995"), an increase of $106.9 million or 35.1%.

     Net operating revenue from in-patient operations increased $68.9 million, or 25.6%, to $338.4 million from $269.5 million due to the 1996 acquisition of 18 in-patient facilities and an increase in average revenue per patient day of 6.1%, on a same store basis. The 18 in-patient facilities acquired by the Company in February 1996 contributed $54.5 million of net operating revenue during Nine Months 1996. On a same store basis, the average increase in reimbursement rates per patient day of 6.1% was primarily due to providing services to higher acuity patients, an increase in the Medi-Cal reimbursement rates beginning in August 1996 and the Company recognizing revenue associated with the elimination of the Medicare RCL inflationary freeze.

      Net operating revenue from home healthcare operations grew $4.2 million to $26.7 million, or 18.9%, in Nine Months 1996 over Nine Months 1995, primarily reflecting an increase in patient visits to 213,761 in Nine Months 1996 from 196,170 in Nine Months 1995 and an increase in treatment hours to 332,809 in Nine Months 1996 from 282,577 in Nine Months 1995. Net operating revenue from pharmacy operations to non-affiliates increased $10.6 million or 203.0% in Nine Months 1996 over Nine Months 1995, primarily due to the Pharmacy Acquisitions. Net operating revenue from the Pharmacy Acquisitions for Nine Months 1996 was $8.7 million. Net operating revenue from contract rehabilitation therapy operations to non-affiliates increased $22.5 million, or 372.2% to $28.5 million in Nine Months 1996 from $6.0 million in Nine Months 1995 and was a result of the purchase of SCRS in July 1995 and an increase in the number of non-affiliated facilities served by SCRS from 73 to 103.

Costs and Expenses

     Total costs and expenses for Nine Months 1996 increased $105.4 million, or 36.3%, to $395.6 million (96.1% of net operating revenue) from $290.2 million (95.2% of net operating revenue) for Nine Months 1995.

     Operating expenses as a percentage of net operating revenue increased to 81.5% for Nine Months 1996, from 81.1% for Nine Months 1995. The increase resulted from the incurrence of increased labor costs in the in-patient operations while reimbursement rates per patient day for room and board charges remained relatively flat for the Medi-Cal and Medicare systems during the first and second quarters of 1996. In addition, the home health agency participating in the Medicare Prospective Pay System pilot project beginning in 1996 did not adequately reduce costs at the outset of this program in the first quarter of 1996. The Company made the necessary cost reductions during the second and third quarters.

     Corporate general and administrative expense is the corporate overhead and regional costs related to the supervision of operations. The expense increased from $14.3 million in Nine Months 1995 to $17.1 million in Nine Months 1996. The increase is attributable to the 1996 Acquisitions, however, this expense decreased as a percentage of net operating revenue to 4.2% for Nine Months 1996 from 4.7% in Nine Months 1995. The decrease as a percentage of revenues is attributed to achieving economies of scale through acquisition, the reduction of certain corporate office expenses and same store growth.

     Rent expense as a percentage of net operating revenue increased to 4.4% in Nine Months 1996 from 4.1% in Nine Months 1995 primarily due to the assumption of lease obligations from the 1996 Acquisition.

     Depreciation and amortization expense as a percentage of net operating revenue increased to 2.7% in Nine Months 1996 from 2.4% in Nine Months 1995 primarily due to goodwill amortization related to the purchase of SCRS in July 1995 and the 1996 Acquisitions.

     Interest expense as a percentage of net operating revenue increased to 3.3% in Nine Months 1996 from 1.9% in Nine Months 1995 primarily due to the Company issuing the Senior Subordinated Notes in October 1995 partially offset by the repayment of the Senior Secured Notes in that month. A portion of the increase is also due to the Company issuing the 12-1/4% Subordinated Notes in June 1996 partially offset by the repayment of the 6-1/2% Convertible Subordinated Debentures on July 29, 1996.

     Pursuant to the settlement of a class action lawsuit, the Company recorded a charge of $3.1 million in Nine Months 1995. The amount represents the Company's portion of the settlement, together with related legal fees and other costs.

     The extraordinary item of $1.2 million resulted from the redemption of all $48.9 million of the outstanding Convertible Subordinated Debentures and the refinancing of the IRBs. The redemption of the Convertible Subordinated Debentures produced an extraordinary loss on extinguishment of debt of $868,000, net of tax, resulting from the write off of unamortized underwriting costs and the refinancing of the IRBs resulted in an extraordinary loss on extinguishment of debt of $325,000 net of tax, resulting from the write off of unamortized underwriting costs and a call premium paid.

Liquidity and Capital Resources

     Working capital at September 30, 1996 decreased $52.6 million to $64.6 million (including cash and cash equivalents of $21.7 million) from $117.2 million (including cash and cash equivalents of $104.2 million) at December 31, 1995. The decrease was primarily attributable to funding the purchase of the 1996 Acquisitions (including funding of working capital), funding of a workers' compensation trust and the purchase of treasury stock. The Company established a revocable workers' compensation claims payment trust to pre-fund its workers' compensation obligations which was funded for fiscal 1995 in March 1996 with approximately $10.6 million from available cash (see Note 4 to the Consolidated Financial Statements). During the Nine Months 1996, the Company's receivables increased approximately $23.0 million primarily related to the 1996 Acquisitions. A portion of the increase in receivables is due to delays in securing state and federal provider numbers for certain of the 18 healthcare facilities acquired in the 1996 Acquisitions. Management anticipates the remaining collections related to the delay will occur in the fourth quarter 1996. The estimated third party settlements increased by $8.9 million primarily due to recording revenue related to RCL exceptions and the elimination of the RCL inflationary freeze. As of September 30, 1996 and December 31, 1995, the Company had RCL exception request receivables totaling $7.1 million and $4.5 million, respectively.

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

     The Company's healthcare facilities require capital improvements for renovations and improvements in physical appearance. Future capital improvements may be required as a result of routine regulatory inspections. In addition, the Company is and will continue to invest in improving its information systems. The Company's capital expenditures for the nine months ended September 30, 1996 and 1995 were approximately $11.0 million and $10.9 million, respectively. These capital expenditures have been financed through a combination of internally generated funds and debt. The Company expects to spend approximately an aggregate of $13.0 million for capital expenditures during 1996 to be financed through borrowings under the Credit Agreement and funds generated from operations.

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

     On June 28, 1996 the Company issued 12 1/4% Subordinated Notes (the "Subordinated Notes") in an aggregate amount of $50 million. Interest on the Notes will be payable semi-annually on January 15 and July 15 of each year, commencing January 15, 1997. The Notes will mature on July 15, 2003, unless previously redeemed. Net proceeds received by the Company totaled approximately $48.4 million and funded the redemption of the Company's outstanding 6 1/2% Convertible Subordinated Debentures due 2003 on July 29, 1996 (see Note 5 to the Consolidated Financial Statements).

     Effective September 30, 1996, the Company refinanced three of its IRBs with an aggregate outstanding principal balance of $7,560,000 with three new issues of tax exempt IRBs maturing through September 2012. One of the new issues bears interest at rates ranging from 4.2% to 6.0% based on the maturity dates of the individual bonds. The other two IRBs bear interest at a variable rate initially set at 4.0%, which is capped at 12.0% (see note 6 to the Consolidated Financial Statements). The IRBs are now secured by irrevocable letters of credit instead of mortgages on the specific facilities.

     The extraordinary item of $1.2 million resulted from the redemption of all $48.9 million of the outstanding Convertible Subordinated Debentures and the refinancing of the IRBs. The redemption of the Convertible Subordinated Debentures produced an extraordinary loss on extinguishment of debt of $868,000 net of tax resulting from the write off of unamortized underwriting costs and the refinancing of the IRBs resulted in an extraordinary loss on extinguishment of debt of $325,000 net of tax, resulting from the write off of unamortized underwriting costs and a call premium paid.

     On December 28, 1995 the Company entered into the Credit Agreement, which provides up to $50,000,000 in a revolving line of credit and letters of credit. As of October 31, 1996, no borrowings have been drawn on the Credit Agreement and approximately $16,702,000 of standby letters of credit have been issued in connection with the Company's self-insured workers' compensation programs and the refinanced IRBs.

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

Impact of Inflation

     The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation. Increases in wages and other labor costs as a result of inflation, or increases in federal or state minimum wages without a corresponding increase in Medicare and Medicaid reimbursement rates, could adversely impact the Company. A national increase in the minimum wage and an additional increase in California have recently been approved, however the Company estimates that this will not have a significant impact on its results of operations.

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

     In the federal budget deficit reduction bill, various reimbursement rules and regulations were adopted by the federal government that pertain to the Company. The changes to regulations promulgated under OBRA, some of which expand the remedies available to enforce regulations mandating minimum healthcare standards, may have an adverse effect on the Company's operations. The Company is unable to predict the particular effect on the Company until the manner in which these regulations is implemented becomes known.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGENCY HEALTH SERVICES, INC.



By:___________________________________________
         Bruce D. Broussard
         Executive Vice President and Chief Financial Officer


Date:    November 14, 1996