Form 10-K
period 1996-12-31
REGENCY HEALTH SERVICES INC
filed 1997-03-25
CIK 865120

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                       ----------------------------

                               FORM 10-K

                               (Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

                     Commission file number: 1-11144

                       Regency Health Services, Inc.
          (Exact name of Registrant as specified in its charter)

               Delaware                              33-0210226
       (State of incorporation)         (I.R.S. Employer Identification No.)

                                 2742 Dow Avenue
                            Tustin, California 92780
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (714) 544-4443

          Securities  registered pursuant to Section 12(b) of the Act:

            Title of Securities         Name of Exchange on which Registered
       Common Stock, $.01 par value            New York Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         Based on the closing price of $10 5/8 per share on February 28, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was $106,661,000. Solely for purposes of this computation, the registrant's directors and executive offers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that any of such persons are "affiliates," as that term is defined under the Securities Act of 1934.

The number of shares of common stock outstanding as of February 28, 1997 was 15,792,157.

                      Documents Incorporated by Reference:

Portions of Regency's 1996 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-K.
Portions of Regency's Notice of Annual Meeting of Stockholders and Proxy Statement to be held May 8, 1997 are incorporated by reference into Part III of this Forms 10-K.

                           TABLE OF CONTENTS

PART I

     ITEM 1    BUSINESS                                        1

     ITEM 2    PROPERTIES                                     16

     ITEM 3    LEGAL PROCEEDINGS                              17

     ITEM 4    SUBMISSION OF MATTERS
               TO A VOTE OF SECURITY HOLDERS                  17

PART II

     ITEM 5    MARKET FOR REGENCY HEALTH
               SERVICES, INC. COMMON STOCK
               AND RELATED STOCKHOLDER MATTERS                18

     ITEM 6    SELECTED FINANCIAL DATA                        18

     ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                  19

     ITEM 8    FINANCIAL STATEMENTS AND
               SUPPLEMENTARY DATA                             30

     ITEM 9    CHANGES IN AND DISAGREEMENTS
               WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                       55

PART III

     ITEM 10   DIRECTORS AND EXECUTIVE
               OFFICERS OF REGENCY HEALTH
               SERVICES, INC.                                 56

     ITEM 11   EXECUTIVE COMPENSATION                         56

     ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                          56

     ITEM 13   CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS                                   56

PART IV

     ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM 8-K                        57

     SIGNATURES                                               64

                                     PART I

ITEM 1.  BUSINESS

General

   This Annual Report on Form 10-K of Regency Health Services, Inc. ("the Company" or "Regency") contains statements which constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Annual Report including, without limitation, under the headings General, Business Strategy, Business Units, Manner of Operation, Sources of Payment, Regulation, Competition and Tax Audits of the Section entitled "Business" and in Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward looking statements include the views, opinions and expectations of the Company, its officers and directors with respect to the matters there discussed, and as to the intent, belief and anticipation of such persons expressed in this Annual Report. Readers are cautioned that any such forward looking statements involve risks, uncertainties and factors that may impact on the actual results or activities of the Company. These risks and items are discussed below in greater detail in the portion of this Annual Report entitled "Factors Which May Affect the Company".

   Regency is a national provider of an array of healthcare services from acute rehabilitation to home health care. As of February 28, 1997, the Company delivered care from 116 Company operated inpatient facilities in five states. These facilities provide a spectrum of services including acute rehabilitation, neurological care, subacute treatment, basic and intermediate skilled nursing care, assisted living and ancillary services such as rehabilitation and pharmacy services. Additionally, the Company provides outpatient rehabilitation through 10 clinics. It also continues to expand its contract rehabilitation therapy, pharmacy and home health operations. As of February 28, 1997, the Company provided contract rehabilitation therapy services in 15 states to 63 affiliated and 116 non-affiliated facilities, pharmacy services in four states to 70 affiliated and 84 non-affiliated facilities and home health care services through 28 operating locations in California and Ohio.

   In order to meet the challenges of healthcare reform, industry consolidation and other changes, the Company plans to enhance the continuum of care it provides in defined markets to suit the needs of those markets. The Company believes adding various inpatient and outpatient services to the continuum, while expanding the availability of current services like subacute care, will attract managed care organizations seeking to build relationships with integrated delivery systems. The Company expects the more diverse services offered will provide "one stop" shopping for payors and will bring patients into the Company's delivery system sooner, often either immediately following or in lieu of invasive treatment. The Company also sees strategic joint operating relationships with tertiary care institutions, payors and physicians as enabling it to establish closer ties to the medical community.

   Regency was incorporated in Delaware in 1986 and grew rapidly through acquisitions. In April 1994, Regency merged with Care Enterprises, Inc. ("Care") in a stock transaction accounted for as a pooling of interests ("the Merger"). The Merger more than doubled the number of facilities and beds operated by the Company and made the Company a leading provider of long-term and specialty healthcare services in California. It established a presence for Regency in West Virginia, Ohio and New Mexico. Additionally, it provided a significant base for the expansion of both the ancillary services offered by Regency and the home health care services offered by Care. Following the Merger, management focused on integrating Regency and Care operations. This included instituting standardized systems, operating procedures and cost controls. The Company added several experienced senior officers. Others were replaced, along with a number of administrators at under-performing facilities. During 1995, the Company exchanged leasehold interests in three nursing facilities in New Mexico for leasehold interests in four nursing facilities in Ohio which were operated by another company; opened a newly constructed facility; and acquired SCRS & Communicology, Inc. ("SCRS"), a contract rehabilitation therapy company. In 1996, the Company disposed of 7 healthcare facilities in California. It also acquired 19 healthcare facilities in Tennessee and North Carolina; pharmacy operations in California, Tennessee and North Carolina, and entered into a joint venture with a pharmacy in Ohio. To complete the roster of contract rehabilitation services provided by SCRS, the subsidiary acquired a respiratory therapy company. In early 1997, the Company acquired four acute rehabilitation hospitals, six neurological treatment centers and eleven outpatient rehabilitation clinics in California.

Industry Overview

   Healthcare is one of the largest industries in the United States, representing total expenditures of approximately $884.0 billion or 13.9% of the 1993 gross domestic product, according to the Health Care Financing Administration ("HCFA"). This 1993 figure represents a 7.8% increase over 1992 expenditures of $820.0 billion recorded by HCFA. Historically, these increases have outpaced inflation. This is due, in part, to the increased availability and use of high-technology medicine and to the diverse medical needs of an aging population.

   The post-acute care industry encompasses a broad range of healthcare services, including basic and intermediate skilled nursing, assisted living, ambulatory businesses, subacute care, rehabilitation therapy including acute rehabilitation, home healthcare and pharmacy services provided to patients with medically complex needs who can be cared for outside of the acute care hospital environment. The Company's management believes that demand for these services will increase substantially during the next decade, primarily due to emphasis on healthcare cost containment and to the growing senior population.

   The senior population is growing at a faster rate than the overall population as a result of the baby boom and advances in medical technology that extend life. According to the United States Census Bureau ("the Census Bureau"), the number of individuals in the United States over 64 has grown from approximately
25.6 million in 1980, or approximately 11.3% of the population, to approximately
31.1 million in 1990, or approximately 12.5% of the population. Census Bureau projections indicate that the number of individuals in this age group is expected to increase to approximately 34.9 million, to approximately 12.7% of the population, by the year 2000. Additionally, individuals 85 years of age and older are one of the fastest growing segments of the population. The Census Bureau projects that the number of individuals in that age group will increase from approximately 3.0 million in 1990 to approximately 4.3 million by the year 2000.

   Cost containment procedures that encourage reduced lengths of stay in acute care hospitals are prevalent. In 1983, the federal government changed the reimbursement for acute care hospitals from a retrospective cost-based system to a prospective reimbursement system based upon rates established for diagnosis related groups ("DRGs"). Additionally, many private insurers limit acute care reimbursement to "reasonable and customary" charges while health maintenance organizations ("HMOs") and preferred-provider organizations ("PPOs") attempt to contain costs by negotiating reduced rates for acute care hospital services. These factors have resulted in reduced lengths of stay in acute care hospitals, with many patients being discharged to lower level facilities where their skilled needs can be met more cost-effectively. Accordingly, the Company believes that the healthcare industry will experience increased demand for post-acute care. The Company is well positioned to benefit from these developments due to its expanding capability to provide post-acute and subacute specialty services. Additionally, industry consolidation is expected to present the Company with opportunities for growth and expansion of its continuum of care.

   Although the Company believes that the demand for the services it provides will increase over the next decade, it anticipates competition to meet this demand. In addition, the regulatory framework in which healthcare providers will operate, including parameters for payment of services, is uncertain. Depending on the nature of such regulation, the healthcare industry may be subject to increased pressure to lower operating costs and may face more stringent requirements regarding reimbursement.

Business Strategy

   The Company's strategy is to enhance its position as an integrated delivery provider recognized for cost-effective, high-quality healthcare services in selected geographic areas. Implementation of this strategy means adding certain inpatient and outpatient services along with growing ancillary businesses based on the needs of the markets where it currently has operations, and involves certain risks. See "Factors Which May Affect Company". In addition, the Company plans to develop the information technology infrastructure necessary to support the cost-effective operation of this integrated delivery system. The fundamental elements of the Company's strategy include:

     o expanding the continuum of care and overall scope of services provided by the Company through such means as strategic alliances, diversifying services in inpatient facilities, increasing outpatient ambulatory business and growth of home healthcare services;

     o in-sourcing ancillary services such as pharmacy and rehabilitation services;

     o increasing the Company's marketing of ancillary services to third party facilities;

     o acquiring new businesses to complete the continuum in selected markets where the Company currently operates;

     o eengineering operating models and investment in information technology to reduce administrative and operating costs and develop an integrated delivery system.

    Management believes Regency has certain competitive strengths which support its strategy. Foremost among these is the Company's market position and experience operating long-term care facilities in California. The California market is characterized by a high degree of regulatory oversight and cost controls imposed by third party payors. With 64% of its revenues in this environment, the Company has considerable experience controlling operating costs while continuing to deliver high-quality healthcare. The Company believes it will be able to utilize this experience as a competitive advantage as it broadens the continuum of care offered to its patients in existing markets and expands its ancillary service businesses in new markets. The Company has reduced revenues from Medi-Cal from 32.3% of total revenues in 1995 to 21.7% (pro-forma for the acquisition of four acute rehabilitation hospitals, six neurological care centers and 10 outpatient clinics on January 1, 1997 and the disposition of six long term care facilities in 1996 and one on January 1, 1997) for 1996.

   Expanding the Continuum of Care. A significant component of Regency's growth strategy is expanding the continuum of care. By increasing its scope of services, the Company believes that it will attract additional managed care payors and other insurers as participants in its regional, integrated delivery systems. Given the current industry consolidation, the Company believes this strategy is necessary to establish a significant market position in the geographic areas it has targeted for expansion. Moreover, expanding the continuum of care should increase business for higher margin ancillary services and attract greater numbers of patients whose care is reimbursed by other than government sources.

   An important component of this strategy is supplementing current services offered by the Company. The Company intends to do so through strategic alliances or by developing new programs. A prime example of a strategic alliance to reinforce the continuum is the joint venture relationship the Company now enjoys with two acute medical centers in California. Subacute services also continue to grow. As of February 28, 1997, 46 of the Company's facilities had subacute programs in place, up from 42 at the end of 1995. Additionally, the Company intends to continue to emphasize the growth of its home health care division.
The provision of home health care services complements the Company's facility-based services and substantially broadens the continuum of care which it is able to provide. Furthermore, the Company will emphasize the growth in outpatient services. The Company believes that its ability to package a broad array of services in this manner is attractive to managed care payors.

   Another important industry factor prompting the Company to expand its continuum is the growing marketing penetration of managed care organizations both across the nation and in the regions where the Company operates. As managed care market share increases, it is important for healthcare providers like the Company to enter into managed care contracts in order to maintain and build their patient base. In determining which providers to contract with, payors consider, among other factors, quality of care, range of services, geographic coverage and the cost-effectiveness of the care. These payors control costs through stringent utilization review systems, increased use of discounted and capitated fee arrangements and, when appropriate, directing patients to lower acuity alternatives along the continuum of patient care. The Company believes that development of its integrated delivery system in selected regions gives it the scope of services, quality of care, geographic coverage and cost control that will enable it to compete more effectively for managed care contracts.

   As of January 1, 1997, the Company added 4 acute rehabilitation hospitals, 6 neurological care centers and 10 outpatient clinics to its roster of operations. With this, it formed a new division, Regency Rehabilitation and Specialty Services, to mark the significance of rehabilitation services in the strategic development of the continuum of care.

   To implement its strategy, the Company intends to: (i) continue to enhance the continuum of services it offers; (ii) develop market concentration for its continuum of inpatient, outpatient and home health services in targeted states and regions to parallel increasing payor consolidation; (iii) consider strategic alliances with managed care payors, hospital groups, physicians and other healthcare providers; (iv) explore acquisitions which could further expand the services provided by the Company; and (v) upgrade its management information systems to develop connections between systems and geographic locations which will assist in integrating financial and clinical data across all business lines in order to meet the future information needs the managed care environment will require.

   In-Sourcing Patient Services. Regency expects to continue to in-source such patient services as pharmacy and rehabilitation services. The Company's existing facilities provide a ready market and could generate additional growth for the Company's ancillary service businesses. The Company believes that continued in-sourcing of these services could enhance revenues and solidify its market position by broadening the base of potential patients from which it is able to draw and by creating stronger platforms from which it can offer additional services. Moreover, these types of services should enhance the Company's profitability by attracting greater numbers of patients who pay directly for services without the benefit of government assistance programs. Generally, the profitability of caring for these patients is higher than for patients under government assistance programs. Historically, the Company has realized higher profit margins on the ancillary services it is targeting for in-sourcing.

   The August 1996 acquisition of Managed Respiratory Care Services by SCRS enabled the Company to insource additional respiratory therapy rehabilitation that was previously furnished by non-affiliated providers. During 1996, the Company acquired Assist A Care pharmacy to expand the growth in the delivery of pharmacy services in California. The Company expects to complete development of a hub and satellite network for distribution within its California pharmacy operations during 1997. The acquisition of Executive Pharmacy provided for the in-sourcing of pharmacy services to the Company's facilities in Tennessee and North Carolina and expanded the Company's pharmacy services to non-affiliated facilities as well. In 1996, a strategic alliance was initiated with Vrable pharmacy to enable the Company to in-source pharmacy services in Ohio. The Company believes that continued expansion of the pharmacy network outside of California and to non-related facilities both in California and in other states will occur primarily through acquisitions.

   Marketing Ancillary Services. In addition to expanding the range of ancillary services provided directly to its patients, Regency intends to expand the marketing of its ancillary services to third party facilities. The development and marketing of ancillary services should enable the Company to serve greater numbers of higher revenue patients. Expansion of ancillary services marketed to non-affiliated facilities is an important component of the Company's goal to increase the quality of its payor mix. Moreover, management believes the selective acquisition and marketing of ancillary services supports the continued growth of the Company in targeted market segments and locations and should produce synergies as the Company expands both the number of facilities it operates and the continuum of care it provides to its patients.

   Expanding Through Acquisition. Regency has grown primarily through the selective acquisition of new facilities and ancillary service providers. The Company expects to continue to grow principally through such acquisitions and the synergies these new facilities and ancillary services may provide. The Company intends to focus its acquisition and expansion efforts in those markets where the Company already has a presence that provide an attractive opportunity for the expansion, geographic and otherwise, of the continuum of care the Company offers to its patients. By such expansion, the Company intends to develop a significant market presence, which will enable it to better take advantage of the opportunities for synergies provided by new acquisitions and to enhance further the range of services provided to its patients. The Company will continue to assess the viability of expansion into other areas as economically attractive acquisitions become available. The Company actively seeks acquisition opportunities in the ordinary course of its business and is currently reviewing prospective acquisitions.

Business Units

   The Company's business operations consist of four basic units: long-term care facilities including subacute specialty units, rehabilitation services, pharmacy services and home healthcare.

   Nursing Center Operations. As of February 28, 1997, 103 of the Company's healthcare facilities are licensed as skilled nursing facilities and provide skilled nursing care for patients who do not require more extensive treatment at an acute care hospital. Seven of these facilities and one additional facility are also approved by the California Department of Health Services to provide mental health services. The Company's skilled nursing facilities provide 24-hour nursing care, room and board, social services and activity programs, as well as special diets and other services that may be specified by a patient's physician. Patients at these facilities often have been discharged from acute care hospitals and require substantial medical attention. In some cases, the facilities also provide assisted living arrangements. In addition to skilled nursing facilities, the Company operates three facilities for the developmentally disabled, one of which is also licensed as a skilled nursing facility and is included above. The Company believes that its substantial California presence, together with the expansion of its continuum of services and greater market penetration for its ancillary services, will increase the Company's ability to obtain contracts and referrals from managed care companies. For the year ended December 31, 1996, approximately 5.1% of the Company's revenues were attributable to managed care; management expects this percentage to increase.

   As of February 28, 1997, 25 of the Company's skilled nursing facilities were accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), an independent organization that reviews facilities and accredits those that achieve certain standards for quality control and assurance. The Company has applied for accreditation at additional facilities.

   As of February 28, 1997, 46 of the Company's healthcare facilities included subacute specialty units which serve the needs of patients of all ages who have medically complex conditions which require ongoing nursing and medical supervision and access to specialized equipment and services, but do not require many of the other services provided by acute care hospitals. The Company increased the number of its facilities containing dedicated subacute units to 46 during 1996 from 42 at the end of 1995. The units provide such services as respiratory therapy, ventilator care, oncology services, infusion therapy, post-surgical wound management and care to patients with auto-immune deficiency syndrome (AIDS). In addition, as of February 28, 1997, the Company provided specialized services at three of its facilities to patients diagnosed with Alzheimer's disease. Based upon its experience within the industry and its knowledge of acute care hospital rates, as disclosed by such institutions, management believes that it is able to provide subacute care at rates substantially below the rates typically charged by acute care hospitals for comparable services and still earn higher average revenues per patient day than it receives for basic nursing services.

   Rehabilitation Services. Ninety-six of the Company's skilled nursing facilities provide special rehabilitation services including physical, speech, occupational, and respiratory therapy. These ancillary services are administered by licensed therapists and rehabilitation aides. Currently, these services are provided by several contract therapy providers, including SCRS.

   The objective of these programs is to help patients achieve their highest level of functional independence. Rehabilitation services are instrumental in lowering the overall cost of care by reducing the length of a patient's stay and improving a patient's quality of life. Specialized management staff oversee these rehabilitation programs to ensure high-quality service delivery, program compliance and achievement of maximum outcomes for the patient.

   In August 1996, the Company's rehabilitation services subsidiary, SCRS, acquired Managed Respiratory Care Services, a respiratory therapy provider. Beyond the services it provides the Company, as of February 28, 1997, SCRS delivers rehabilitation services at 116 non-affiliated healthcare facilities in 14 states and to home healthcare patients under four contracts with non-affiliated healthcare providers.

   As of January 1, 1997, the Company added four acute rehabilitation hospitals, six neurological care centers and 10 outpatient clinics to the continuum of rehabilitation services it offers. The Company believes this enhancement increases its appeal to managed care payors seeking providers who are able to effectively manage the cost and quality of care delivered to their patients.

   Pharmacy Services. For the past six years, the Company has operated its own institutional pharmacy, First Class Pharmacy, Inc. In 1996, the Company acquired or opened four additional pharmacy operations to expand its service to Company-operated facilities and non-affiliated facilities in California, Ohio, Tennessee and North Carolina. As of December 31, 1996, the Company's pharmacy operations provided prescription services and basic pharmaceutical dispensing programs to 68 Company-operated facilities with approximately 7,257 licensed beds and to 84 non-affiliated facilities with approximately 7,428 licensed beds. In addition, the Company's pharmacy operations provide certain specialty services such as infusion therapy, enteral nutrition, and urological and ostomy supply programs. The Company has also developed certain specialty consulting and ancillary programs to help each facility comply with state and federal regulations. Additionally, the Company is pursuing development of an automated hub and satellite network of pharmacy operations within California to reduce the cost of supplying pharmacy services.

   Home Health Services. The Company provides home health care services in selected areas in California and Ohio through two operating divisions, Care Home Health and Care At Home. The Company has provided home health care services since 1983. Care Home Health primarily serves Medicare patients while Care At Home provides services to private pay, managed care and Medicaid patients. The services offered include skilled nursing, rehabilitation services, infusion therapy, ventilator care, care for patients with AIDS, and other specialty services.


Manner of Operation

   Nursing Center Operations. Each healthcare facility operated by the Company is supervised by a licensed administrator who is responsible for all aspects of facility operations. A facility administrator typically oversees a director of nursing, a director of admissions and other department supervisors. The director of nursing supervises a staff of registered nurses, licensed practical nurses and nurses' aides. The director of admissions is responsible for developing local marketing strategies and programs. To supervise the medical management of patients, the Company also contracts with licensed physicians to act as medical directors at each facility. The Company's corporate staff provides support to facility administrators in, among other things, quality improvement, management reporting, marketing, management training, legal services, human resources, risk management, reimbursement, data processing, cash management, and accounting.

   The Company has a  professional  services  department  which  includes  field consultants who represent the corporate philosophy to each professional discipline providing patient care. The department coordinates the development and implementation of corporate and administrative policies and procedures and authors most clinical manuals used in direct patient care. To ensure regulatory compliance and high-quality clinical services, the department is actively involved in location-specific and Company-wide quality improvement activities and education through interdisciplinary consulting services to all of the Company's operational areas. In 1996, the department introduced a continuous quality improvement program to the division that is designed to identify opportunities to improve quality before negative outcomes can occur.

   Contract Rehabilitation Therapy Operations. The Company's contract rehabilitation therapy operations are directed by the senior vice president of Rehabilitation and managed by two divisional executive vice presidents; one who oversees field operations, clinical services, corporate support, finance and a recruiting division known separately as Therapy International and one who oversees all sales, marketing and the PulsePoint Technologies information service. Field operations are controlled by divisional vice presidents who supervise state regional directors and a team of area clinical managers who typically oversee three to seven facilities each.

   Pharmacy Operations. The Company's pharmacy operations are managed by the senior vice president of Home Health and Pharmacy Operations, who is responsible for all aspects of home health and pharmacy operations. Each pharmacy is managed by either a general manager or pharmacy manager, who is a pharmacist, and supported by a business manager who oversees the billing department staff, a professional staff of consulting and dispensing pharmacists, nurses and dietitians, and a support staff of technicians and delivery personnel. The division corporate staff includes a regional controller, regional vice presidents of operations, a vice president of business development, a vice president of acquisitions, and a director of pharmacy support services who provide financial accounting, management oversight, new program implementation, acquisitions, marketing, sales support, new business assimilation, and other management support services to each pharmacy manager.

   Home Health Operations. The Company's home health operations are divided geographically into two regions, each managed by a regional vice president. The regional vice presidents report to the senior vice president of Home Health and Pharmacy Services and are supported by regional directors of quality improvement, consumer education, finance and Infusion. Each of the Medicare certified agencies is managed by a director of professional services.

Sources of Payment

   The Company receives payment for healthcare services from (i) the federally assisted Medicaid program, (ii) the federal Medicare program, (iii) private sources, including HMOs and commercial insurance, and (iv) other sources, including special programs sponsored by local governments and the Veterans Administration. Because private and Medicare reimbursement rates historically have been higher than Medicaid reimbursement rates, the Company has targeted the private-pay market and has worked to make available Medicare-eligible services in its healthcare facilities. Changes in the mix of the Company's patient population between Medicaid and a combination of Medicare, private and other sources can significantly affect profitability. Governmental reimbursement programs are subject to change, which also can affect profitability.

   As of February 28, 1997, 102 of the Company's facilities are certified for participation in Medicaid. Medicaid is a medical assistance program for the indigent and is operated by state governments with financial assistance (approximately 50% of the funds available) from the federal government under a matching program. Medicaid is subject to federally imposed requirements. Medi-Cal, California's version of Medicaid, currently provides for reimbursement at established daily rates, as determined by the California Department of Health Services, based on median costs of nursing facilities, classified by number of licensed beds and geographic location. Medi-Cal primarily pays for long-term custodial care for patients who qualify for welfare benefits. In Ohio and West Virginia Medicaid reimbursement is a prospective cost-based system with an adjustment factor to account for patient acuity. Medicaid reimbursement is primarily provided under a prospective cost-based system in Tennessee and in North Carolina is provided under a system that has both a cost reimbursement component, subject to limitations, as well as a prospective cost-based component. Twelve of the Company's home healthcare agencies are eligible to participate in the Medicare program and all of the Company's home healthcare agencies are eligible to participate in the Medicaid program.

   As of February 28, 1997, 96 of the Company's skilled nursing facilities are certified for participation in Medicare. Medicare is a health insurance program operated by the federal government for the aged and certain chronically disabled individuals. Medicare reimbursement rates for the Company's healthcare facilities are regulated by the federal government and generally utilize a cost-based reimbursement system, subject to geographic cost limits. Medicare pays both the allowed direct costs and allowed overhead costs related to services provided to patients covered by the Medicare program. Medicare specific rates are dependent upon the cost and volume of the services provided as calculated on the cost reports that each facility is required to submit annually to Medicare. Reimbursement from Medicare is subject to retrospective adjustment to reconcile payments made to a facility on an interim basis with subsequently determined allowable costs. Overpayments may be recovered directly from the facility at the time the adjustment is made or by reducing future payments to the facility or other facilities operated by the Company.

   The Company's cost of care for its Medicare patients sometimes exceeds regional reimbursement limits established by Medicare. The Company submits exception requests for its excess costs annually. Exception requests for all cost report periods through December 31, 1994 have been filed. The Company's final rates as approved by the Health Care Financing Administration ("HCFA") represent, on average, approximately 84% of the requested rates as submitted in the exception requests. During 1994, the Company recognized 50% of the 1994 estimated exception requests anticipated to be received, which represented revenues of approximately $1,550,000. Commencing January 1, 1995, the Company recognized 70% of the estimated exception requests anticipated to be received, which represented revenues of approximately $3,563,000 and $3,001,000 for 1996 and 1995, respectively. Amounts received in respect of exception requests relating to periods prior to December 31, 1994 will continue to be recorded on the cash basis. The Company believes that it will be able to recover its excess costs under any pending exception requests or under any exception requests that may be submitted in the future; however, there can be no assurance that it will be able to do so.

   The Company has a broad customer base. There are no customers or related groups of customers that account for a significant portion of the Company's revenue. The loss of a single customer or group of related customers would not have a material adverse effect on the operations of the Company taken as a whole. However, two non-affiliated healthcare providers represented 24% of SCRS total revenues during 1996. For a detail of revenue by business unit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Reimbursement rates for HMOs are negotiated by the Company and the organization. Charges for other private-pay patients are established by the Company from time to time and are determined by market conditions and costs. Veterans Administration contracts are generally at negotiated daily rates. The Company also receives reimbursement, generally at negotiated daily rates, pursuant to five contracts with county governments relating to certain of the Company's facilities which provide services to the mentally disordered. These contracts may be terminated by either party upon 60 days', or less, prior notice.

   The following table sets forth the Company's percentage of net operating revenue provided by source of payor for the periods indicated:

                                             1996         1995         1994
                                           ---------    ---------    ---------
                Medicaid                     40.6%        39.9%        42.7%
                Medicare                     29.3         31.9         31.3
                Private                      11.6         13.6         15.2
                Managed care                  5.1          5.4          4.6
                Other                        13.4          9.2          6.2
                                           =========    =========    =========
                Total                       100.0%       100.0%       100.0%
                                           =========    =========    =========

   As of February 28, 1997, the Company had in effect agreements with nearly all major HMOs operating in California to provide skilled nursing care and ancillary services to patients at its facilities who are enrolled as members in the HMO. Payment by HMOs for services provided by the Company is based on negotiated contract rates that vary by HMO. Reimbursement is based upon the level of patient acuity, irrespective of the actual services provided. Thus, if a patient requires a greater level of healthcare services than that normally provided a patient of the agreed acuity level, the Company will not be reimbursed for such additional services.

   Contract Rehabilitation Therapy Services to Non-affiliates. Revenues from contract rehabilitation services to non-affiliates are generally received directly from the long-term care facility where the patient being treated resides, which in turn are paid by Medicare or other payors. These revenues are included in other sources of revenue. Revenue from contract rehabilitation therapy services provided to Regency operated facilities are included in the Medicaid, Medicare and private pay sources of revenues for Regency for each of the applicable facilities. Charges to non-affiliates, though not directly regulated, are effectively limited by regulatory reimbursement policies imposed on the long-term care facilities that receive these therapy services, as well as competitive market factors.

   Pharmacy Services to Non-affiliates. Revenue from the Company's pharmacy services are derived from the provision of such services to patients at long-term care facilities not operated by Regency and patients at Regency facilities billed directly to third-party payors. Regency enters into non-exclusive contracts with non-affiliated facilities, and personnel at such facilities submit prescriptions to Regency on behalf of patients at such facilities. Regency is in most cases paid directly by Medicare, Medicaid or private pay sources, and not by the long-term care facility. The amounts that can be charged for prescriptions are often limited by Medicaid regulations.

   Home Health Operations. Revenue from the Company's home health operations come from a variety of payors including the Medicare and Medicaid programs, commercial insurance, health maintenance organizations, private sources and special county/state programs. In January 1996, two of the Company's California home health agencies entered the HCFA "Prospective Pay" pilot program. This is a three year program under which reimbursement will be determined on an "episode" basis not on a fee for service (per visit) basis. An "episode" is defined as a 120 day period of home health benefit, inclusive of all necessary services (including ancillary services).

   Related Party Transactions. Medicare regulations that apply to transactions between related parties, such as Regency and its subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for contract rehabilitation therapy and pharmacy services that it provides to Regency operated facilities. These Medicare regulations generally require that, among other things, (i) the Company's rehabilitation therapy and pharmacy subsidiaries must each be a bona fide separate organization; (ii) a substantial part of the contract rehabilitation therapy services or pharmacy services, as the case may be, of the relevant subsidiary must be transacted with non-affiliated entities, and there is an open, competitive market for the relevant services; (iii) contract rehabilitation therapy services and pharmacy services, as the case may be, are services that commonly are obtained by long-term care facilities from other organizations and are not a basic element of patient care ordinarily furnished directly to patients by such long-term care facilities; and (iv) the prices charged to the Company's long-term care facilities by its contract rehabilitation therapy operations subsidiary and pharmacy operations subsidiaries are in line with the charges for such services in the open market and no more than the prices charged by its contract rehabilitation therapy operations subsidiary and pharmacy operations subsidiaries under comparable circumstances to non-affiliated long-term care facilities. Regency believes that each of the foregoing requirements are presently being satisfied with respect to its contract rehabilitation therapy and pharmacy subsidiaries, and therefore, Regency believes it presently satisfies the requirements of these regulations. Consequently, it has claimed and received reimbursement under Medicare for contract rehabilitation therapy services (since the acquisition of SCRS in July 1995) and pharmacy services (beginning in January 1996) provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company is unable to satisfy these regulations, the reimbursement the Company receives for contract rehabilitation therapy and pharmacy services provided to its own facilities would be materially adversely affected. If, upon audit by relevant reimbursement agencies such agencies find that each of these regulations has not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies.

Marketing

   Recognizing the growing influence of managed care upon healthcare delivery, the Company's Marketing and Managed Care departments were combined in 1996. The integration of these areas allows a synergistic approach to marketing the Company's services to payors, providers and patients. Long-term strategies and Company-wide marketing programs are developed by the corporate Marketing & Managed Care staff. However, primary marketing responsibility rests with field personnel for each of the Company's business lines.

   The Company has developed various marketing and managed care training programs and manuals for use by staff who are involved in service delivery. Software programs, statistical data, and field interview responses aid in development of materials to support marketing efforts. Recognizing that healthcare decisions are made at the local level by physicians, case managers, discharge planners, family members and patients, the Company attempts to identify, develop and maintain relationships with the primary referral sources in each of the areas it serves. Marketing personnel also research, analyze and advise the Company concerning opportunities in each of its local market areas. From this, the Company's marketing staff seeks to develop programs to maximize occupancy and financial performance in each of the Company's facilities.
Complementing these efforts, Managed Care staff identify and pursue opportunities to develop relationships with managed care providers.

Quality Management

   The Company believes that an essential element of its business strategy is to focus on the quality of service provided. This depends in large measure on the existence of a trained and educated work force. The Company views quality management as a two-pronged system: Continuous Quality Improvement and Total Quality Management.

   In 1996, the Company introduced a Continuous Quality Improvement program into its long-term care operations. This program places the responsibility for quality improvement in the hands of those who most greatly impact quality - the facility staffs. It is a facility-based system of identifying opportunities to improve quality before negative events can occur. As system weaknesses are identified, they are resolved through a problem-solving procedure that is based on Total Quality Management.

   With initial assistance from the Richard Rodgers Consulting Group, the Company has, since 1993, trained over 9,000 employees in the principles of Total Quality Management ("TQM"). In addition, certain executive and mid-level managers have been trained in the use of Statistical Process Control and data analysis in sound business decision-making.

   In implementing its TQM initiative, the Company did not create additional layers of bureaucracy, but instead developed and communicated to its employees the simple message that the Company's vision, mission and culture are dedicated to meeting and exceeding the expectations of its customers.

   Because the Company believes that quality planning is an important component of the strategic planning process and integral to the successful realization of its strategic objectives, TQM is results-oriented. At all levels of the Company, rewards are tied to specific agreed-upon result statements that directly support the Company's strategic objectives. Employee performance is evaluated based upon achievement of stated quantitative measures. In this way, the Company's focus is continually directed back to its strategic objectives.

Regulation

   The healthcare industry is subject to extensive federal, state and local statutes and regulations. The regulations include licensure requirements, reimbursement rules and standards and levels of services of care. Changes in applicable laws and regulations or new interpretations of existing laws and regulations could have a material adverse effect on licensure of Company facilities, eligibility for participation in federal and state programs, permissible activities, costs of doing business, or the levels of reimbursement from governmental, private, and other sources. To date such changes have not had a material adverse effect on the Company's business. However, there can be no assurance that regulatory authorities will not adopt changes or interpretations that adversely affect the Company's business.

   Licensing. The Company's healthcare facilities and pharmacy services are subject to licensing requirements by state and local authorities. The Company's healthcare facilities are licensed by each state's licensing agency. In granting licenses, an agency considers, among other factors, the physical condition of the facility, the qualifications of the administrative and nursing staffs, the quality of care, and compliance with applicable statutes and regulations. The failure to maintain or renew any required regulatory approvals or licenses could prevent the Company from offering its existing services or from obtaining reimbursement.

   As of February 28, 1997, 96 of the Company's skilled nursing facilities are certified for participation in Medicare and 102 of the Company's facilities are certified for participation in Medicaid. Twelve of the home healthcare agencies operated by the Company are eligible to participate in the Medicare program and all of the Companies home healthcare agencies are eligible to participate in the Medicaid program. The Company, through its subsidiaries, holds licenses to operate long-term care facilities in California, West Virginia, Ohio, Tennessee and North Carolina. Ohio does not require that a new license be issued on a yearly basis. The Company, through its subsidiaries, participates in the Medicare and Medicaid programs in California, West Virginia, Ohio, Tennessee and North Carolina.

   Most states in which SCRS operates permit a corporation to provide rehabilitation services provided that the individual therapist is licensed. The Company's rehabilitation services at facilities not operated by the Company are offered under the individual license of Sherri L. Medina, the Company's Senior Vice President-Rehabilitation Services and through the licenses of individual therapists. In California and Indiana, services are provided either through Ms. Medina's professional corporation or through a professional corporation of another employee. The failure by Ms. Medina to maintain her individual license would prevent the Company from offering such services to other facilities until a replacement supervising officer were employed.

   In certain states, statutes require that a state agency approve certain acquisitions, the addition of beds and services and certain capital expenditures. Such state approvals generally require implementation of the item being approved within a specified time period. The failure to obtain the state approval can result in the inability to make the acquisition, to add the service, to operate the facility or complete the addition or other change requested, and can result in the imposition of sanctions or adverse reimbursement action.

   The Omnibus Budget Reconciliation Act of 1987 ("OBRA") was implemented effective October 1, 1990. Among other things, OBRA eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicaid program in favor of a single "nursing facility" standard. OBRA also mandated an increase in the level of services nursing facilities must provide to participate in Medicare and Medicaid. This change, the cost of which was partially offset by reimbursement rate increases for Medicaid and an increase in the routine cost limits under Medicare, thus far has not had a significant impact on the Company.

   Effective July 1, 1995, new regulations under OBRA dealing with enforcement policies and procedures and a new survey process became operative. These regulations provide for a variety of penalties for noncompliance with other substantive regulations and minimum standards of care, including required preparation and submission of plans of correction, new patient admission moratoriums, denial of reimbursement, decertification of Medicare reimbursement eligibility, delicensing, forced facility shutdown and loss of provider status. While the Company believes that it is in substantial compliance with the current requirements of OBRA, it is unable to predict how the enforcement regulations will be implemented, or how future interpretations of current regulations or future regulations promulgated under OBRA may affect it. In addition, there can be no assurance that the Company's facilities and the provision of services and supplies by the Company now or in the future will initially meet or continue to meet the requirements for participation in Medicare or Medicaid programs.

   The Company and its healthcare facilities are subject to routine inspections, at any time, to monitor compliance with government regulations. Based on such inspections, the Company receives, from time to time in the ordinary course of its business, notices of failure to comply with various requirements. The Company endeavors to take prompt corrective action and, in most cases, the Company and the reviewing agency agree on remedial steps. The reviewing agency may take action against a facility, which can include the imposition of fines, recovery of Medicare payments paid with respect to deficient care, temporary suspension of admission of new patients to the facility, decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of the facility's license. In certain circumstances, failure of compliance at one facility may affect the ability of the Company to obtain or maintain licenses or approvals under Medicare and Medicaid programs at other Company facilities.

   Reimbursement. Governmental reimbursement programs are subject to statutory and regulatory changes, administrative rulings and interpretations, government funding restrictions, and retroactive reimbursement adjustments, all of which could materially increase or decrease the services covered or the rates paid to the Company for its services. There have been and the Company expects that there will continue to be, a number of proposals to limit governmental programs such as Medicare and Medicaid reimbursement for healthcare services. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company. There can be no assurance that payments under governmental programs will remain at levels comparable to present levels or will be sufficient to cover the cost allocable to patients eligible for reimbursement pursuant to such programs. In addition, governmental reimbursement programs require strict compliance with both patient eligibility and acuity requirements, and timely payment requests. The failure to adhere to these requirements is a basis for denial of reimbursement or for a required refund, with interest, of any sums paid by the program.

   In addition, the Company's cash flow could be adversely affected by periodic government program funding delays, shortfalls, or other difficulties, such as that which occurred in 1995 when the State of California failed to adopt a new budget prior to the end of the 1994-1995 fiscal year and, as a result, Medi-Cal delayed reimbursement payments for several weeks. Medi-Cal also delayed payments and rate increases for several weeks in 1990 and 1991. Medi-Cal has on a number of recent occasions delayed payments and rate increases, including for several weeks in each of 1990, 1991 and 1995. The Company has mitigated the effects of such payment delays by monitoring the related activities of the California legislature, expediting billings through its electronic billing arrangement and agreeing with creditors to extend the due date for payables. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." There can be no assurance, however, that the Company will be able to mitigate the effects of any future funding delays. During 1996, the Company averaged approximately $8.1 million per month in cash receipts from the Medi-Cal program.

   Antifraud and Self-Referral Regulations. Various Federal and state laws regulate the relationship between providers of health care services and physicians or others able to refer medical services, including employment or service contracts, leases and investment relationships. These laws include the fraud and abuse provisions of the Medicare and Medicaid and similar state statutes (the "Fraud and Abuse Laws"), which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of Medicare and Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these provisions may result in civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and from state programs containing similar provisions relating to referrals of privately insured patients. The United States Department of Health and Human Services ("HHS") has interpreted these provisions broadly to include the payment of anything of value to influence the referral of Medicare or Medicaid business. HHS has issued regulations which set forth certain "safe harbors," representing business relationships and payments that can safely be undertaken without violation of the Fraud and Abuse Laws. In addition, certain Federal and state requirements generally prohibit certain providers from referring patients to certain types of entities in which such provider has an ownership or investment interest or with which such provider has a compensation arrangement, unless an exception is available. The Company considers all applicable laws in planning marketing activities and exercises care in an effort to structure its arrangements with health care providers to comply with these laws. However, because there is no procedure for obtaining advisory opinions from government officials, the Company is unable to provide assurances that all of its existing or future arrangements will withstand scrutiny under the Fraud and Abuse Laws, safe harbor regulations or other state or federal legislation or regulations, nor can it predict the effect of such rules and regulations on these arrangements in particular or on the Company's operations in general. The Company systematically reviews its operations on a periodic basis and has adopted policies intended to ensure that it complies with the Fraud and Abuse Laws and similar state statutes.

   Environmental Regulations. The Company's healthcare operations generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. The Company's operations are also subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and the Company anticipates that such compliance will not, materially affect the Company's capital expenditures, earnings or competitive position.

Competition

   The Company, and the healthcare industry in general, faces the challenge of continuing to provide quality patient care while contending with rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and public payors. As both private and public payors reduce the scope of services which may be reimbursed and reduce reimbursement levels for covered services, national and state efforts to reform the healthcare system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations, contracting innovations and industry consolidation may require changes in the Company's facilities, equipment, personnel, rates and/or services in the future.

   The Company competes with a variety of other providers of healthcare services, including other rehabilitation hospitals, other skilled nursing facilities, other home health providers, hospitals offering long-term care services and personal care or residential facilities. Competition has become more intense as alternatives for nursing and rehabilitation patients has increased. Many hospitals now have skilled nursing units and home health agencies. Community-based programs such as assisted living and congregate living centers also compete for residents with the Company's skilled nursing facilities and congregate living centers. With the movement from `institutional', skilled nursing facilities to residential living facilities and congregate living centers, maintaining occupancy rates becomes increasingly difficult.

   As of February 28, 1997, the Company operated 83 inpatient facilities (including 4 acute rehabilitation facilities and 6 neurological care centers) with 7,521 licensed beds in California. The Company estimates that there are approximately 1,300 free-standing long-term care facilities with approximately 125,000 licensed beds in California. The Company also operates 33 facilities with 3,943 beds in West Virginia, Ohio, Tennessee, and North Carolina. The Company's competitive position varies across statewide and local markets. Some of the significant factors relating to individuals' selection of the Company's healthcare facilities include quality of care, reputation, physical appearance, services offered, family preferences, benefit plan preferences and price. The Company's facilities and home health agencies operate in communities that are served by similar entities. Some competing facilities, home health agencies and pharmacies offer services not offered by the Company. Furthermore, competitors may benefit from greater financial resources, longer operating histories, charitable endowments, favorable tax status and other resources not available to the Company. There can be no assurance that the Company will not encounter increased competition in the future that would adversely affect the Company's results of operations.

   Contract therapy services, like those offered by SCRS, are provided by other rehabilitation service companies, many of whom are larger and have greater resources than the Company. In addition, many of SCRS's existing customers have begun to develop the capability of directly providing such services, rather than contracting with other providers for these services.

   The long term care pharmacy market is rapidly consolidating and this has resulted in numerous large institutional pharmacies. These pharmacies are larger and have greater resources than the Company.

Employees

   As of February 28, 1997, the Company had approximately 16,170 full-time and part-time employees. Of these employees, approximately 12,080 were employed at its healthcare facilities, approximately 850 at its home health agencies, approximately 240 in its pharmacy operations, approximately 2,680 in rehabilitation services and approximately 320 at its regional administrative and corporate offices. Approximately 1,600 of the employees were covered by 12 collective bargaining agreements. The Company believes that it maintains productive relations with its employees in general and with the 12 collective bargaining units. The Company is subject to both federal and state minimum wage and wage and hour laws and maintains various employee benefit plans.

Tax Audits

   A State of Ohio income tax audit for the years 1991 through 1994 is ongoing and a California Franchise Tax Board income tax audit for 1994 is pending. Although it is not possible to predict with certainty the outcomes of the audits, in the opinion of the Company, adequate provision for the matters under review has been made, and the results of the audits are not expected to have a material adverse effect on the Company's consolidated financial position.

Insurance

   The Company maintains general and professional liability insurance on a claims-made basis subject to a $100,000 per occurrence self-insured retention limited to an aggregate stop loss of $500,000. All-risk property insurance, including earthquake and flood, is carried for all Company operations.

   The Company self-insures its workers' compensation programs for its nursing facilities in California and Ohio, pharmacy operations, home health operations and its corporate office employees. For all other operations, the Company purchases insurance for this risk. The Company is required to maintain standby letters of credit with the state insurance departments for its self-insurance workers' compensation programs, which as of December 31, 1996 aggregated approximately $8.4 million. These letters of credit assure that benefits payable by the Company to its covered employees (which estimated benefits are reflected as liabilities on the Company's books and records) are paid when required. The Company has not defaulted in its workers' compensation benefit payment obligations since the Company began its self-insurance program in 1983.

Factors Which May Affect Company

   The following important factors, among others, in the past have affected and in the future could affect, the financial results, business strategy, and business operations of healthcare providers including the Company, and could materially impact the various forward looking statements contained elsewhere in this Annual Report. Readers are cautioned to review such forward looking statements in the context of these factors. A number of these items are summarized as follows:

   Dependence on Reimbursement from Medicare and Medicaid. The Company's business is dependent upon its ability to obtain and maintain reimbursement from Medicare and Medicaid. These government-sponsored healthcare programs are highly regulated and are subject to budgetary and other constraints. In addition, these government programs have instituted cost-containment measures designed to limit payments made to healthcare providers. Furthermore, government reimbursement programs are subject to statutory and regulatory changes, administrative rulings and interpretations, determinations of intermediaries, government funding restrictions and retroactive reimbursement adjustments, all of which could materially increase or decrease the services covered by such programs, the rates paid to healthcare providers for their services, or the eligibility of providers to receive reimbursement. In addition, there can be no assurance that the Company's facilities and the provisions of services by the Company in the future will continue to meet the requirements for participation in Medicare or Medicaid programs as presently enacted or as they may be changed.

   Governmental Regulation. The long-term care industry is subject to extensive federal, state and local licensure and certification laws. Long-term care facilities and home health agencies are subject to annual and routine interim inspections to monitor compliance with governmental regulations. Certain laws establish minimum healthcare standards and provide for significant remedies for non-compliance including fines, refunds of prior payments, new patient admission moratoriums, federal or state monitoring of operations, and closure of facilities.

   The Company is also subject to federal and state laws that govern financial and other arrangements involving healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Possible sanctions for violations of any of these or similar restrictions or prohibitions, include loss of eligibility to participate in reimbursement programs, as well as civil and criminal penalties. Changes in interpretation or manner of enforcement of these laws or regulations could adversely affect the Company.

   Dependence on California. A substantial portion of the Company's billings are to the California Medicaid program, Medi-Cal. California has a less generous and more heavily regulated healthcare reimbursement system that typically provides for lower reimbursement rates than do a majority of other states. And, California historically has enforced its regulations more strictly than most other jurisdictions. In addition, California has a higher applicable minimum wage and higher workers' compensation costs than most other states. The Company may be materially and adversely affected by the failure of Medi-Cal reimbursement rates to increase in proportion to cost increases, by any reduction in the levels of reimbursement, or by healthcare reform measures that substantially increase its operating costs. Further, there have been, and there are likely to continue to be, strong legislative pressures to avoid increases in Medi-Cal reimbursement levels and to impose reductions in such payments.

   Uncertainty of Litigation. The Company regularly is made a defendant in lawsuits by or on behalf of patients at one or more of its facilities or to whom healthcare services were provided seeking to recover for injuries sustained as a result of alleged errors and omissions. Often these suits also allege that the injuries resulted from intentional actions or omissions of healthcare personnel for whom the Company is asserted to have legal responsibility, and consequently seek awards of punitive damages. The Company also on a regular basis, is sued by persons claiming that their employment by the Company was improperly terminated, that they were denied employment or promotions because of their race, creed, religion, gender, ethnic origin or sexual orientation, or that they suffered sexual harassment or other tortuous conduct, which suits seek awards of compensatory, incidental and punitive damages. Although the Company maintains insurance for its professional errors and omissions, it is not insured for damages sustained as a result of intentional torts committed, for punitive damages or for awards of damages in wrongful termination cases. The Company's financial condition and results of operations could be adversely affected by a significant award for damages that is not covered by insurance.

ITEM 2.  PROPERTIES

   The  following  table  sets  forth   information   regarding  the  healthcare
facilities owned or leased by the Company as of February 28, 1997:

                                  Facilities                                    Beds
                   -----------------------------------------  ------------------------------------------
                    Owned     Leased     Managed     Total     Owned     Leased     Managed     Total
                   --------- --------- ------------ --------  --------- --------- ------------ ---------
California               32        50            1       83      2,098     5,175          248     7,521
Ohio                      4         4           --        8        402       461           --       863
North Carolina            1        10           --       11         86     1,278           --     1,364
Tennessee                --         8           --        8         --     1,097           --     1,097
West Virginia             5         1           --        6        554        65           --       619
                   --------- --------- ------------ --------  --------- --------- ------------ ---------
                         42        73            1      116      3,140     8,076          248    11,464
                   ========= ========= ============ ========  ========= ========= ============ =========

   Nine of the Company's healthcare facilities are encumbered by deeds of trusts or mortgages.

   The Company's home health subsidiaries, Home Health Services, Inc. and Americare Homecare, Inc. lease office space aggregating 51,549 square feet for its 28 home health locations in California and Ohio.

   The Company's pharmacy subsidiaries, First Class Pharmacy, Inc. and Assist-A-Care, Inc. lease approximately 51,934 square feet for its locations in California, North Carolina and Tennessee.

   The Company's rehabilitation subsidiary, South Coast Rehabilitation Services, Inc. leases an 8,035 square foot office in Aliso Viejo, California.

   The Company leases office space aggregating 65,608 square feet for its corporate and regional offices in California and West Virginia.

   The Company also leases space for its outpatient clinics aggregating approximately 16,500 square feet in California.

   In the facilities that are leased, subleased, or managed, the Company's rights as lessee or sublessee could be subject to termination if the lessor or sublessor of a facility fails to pay its rent, taxes, loan obligations that are secured by the facility, if any, or other similar obligations. The Company has not experienced any such lease terminations, although there can be no assurance that the Company's rights to operate its leased or subleased facilities will not be so affected in the future.

   The Company's facilities are subject to various governmental zoning and use restrictions. One of the Company's facilities that provides services for the mentally disordered is currently operating pursuant to a deemed to be approved conditional use permit. In July 1992, the facility filed an application for a conditional use permit and is currently appealing the recent denial of said application. A mediator has been appointed to monitor this matter. Although there can be no assurance, the Company believes it will prevail with its appeal and that the conditional use permit will be renewed.

ITEM 3.  LEGAL PROCEEDINGS

   In 1995, a class action lawsuit, captioned Standish and Miriam Mallory and Claire Bauman vs. Regency Health Services, Inc., which had been filed against the Company in July 1994, was settled for $9,000,000. The Company's portion of this settlement, together with related legal fees and other costs, resulted in a pre-tax charge of $3,098,000, which is included in the consolidated statement of operations for the year ended December 31, 1995.

   Additionally, the Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company has insurance policies in varying amounts covering most of the outstanding lawsuits. If a judgment were awarded in excess of the insurance coverage, the burden would fall on the Company. The Company does not expect that the ultimate outcome of an unfavorable judgment in any of the pending legal matters would result in a material adverse effect on the Company's consolidated financial position or results of operations. However, there can be no assurances that an unfavorable judgment in future claims and legal actions would not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded under the symbol "RHS" on the New York Stock Exchange.

   The quarterly price range of common stock for 1996 and 1995 are included on page 47 of the 1996 Regency Annual Report under the caption "Stock Market Information" and are incorporated herein by reference.

   At February 28, 1997, 15,792,157 shares of Company common stock were held of record by approximately 1,000 stockholders as reported by the Company's transfer agent.

   The Company has not declared or paid cash dividends on common stock since its inception, and does not currently plan to declare or pay any dividends in the foreseeable future. Covenants in a note agreement between the Company and its lenders limit the payment of cash dividends on Company common stock. Among such restrictions is a provision limiting the payment of dividends and other restricted payments, as defined, to no more than 50% of consolidated net income from and after January 1, 1996, on a cumulative basis, plus $5,000,000.

ITEM 6.  SELECTED FINANCIAL DATA

   On April 4, 1994, Regency and Care completed their merger ("Merger") accounted for as a pooling-of-interests. Consequently, the historical financial statements for periods prior to the Merger are restated as though the companies had been merged since inception. The calculation of income per share for each period presented prior to the Merger reflects the issuance of .71 of a share of Regency common stock for each share of common and common equivalent share of Care common stock.

   The following consolidated financial data as of and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, have been derived from the Company's audited Consolidated Financial Statements. The selected consolidated financial data set forth below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and the notes thereto included elsewhere in this Report.

                                                                  Year Ended December 31,
                                               --------------------------------------------------------------
                                                   1996 (2)   1995 (3)    1994 (4)      1993        1992 (5)
                                                   --------   --------    --------      ----        --------
                                                           (in thousands except per share data)
Net operating revenue (1)....................      $558,050   $416,093    $377,336    $336,954      $295,340
Income (loss) before extraordinary item......         6,399      4,454       (800)      11,790        10,419
Net income (loss)............................         5,206      2,845       (800)      11,742        10,330
Income (loss) per common share before
   extraordinary item (fully diluted)........           .39        .27       (.05)         .69           .76
Net income (loss) per common share (fully
   diluted)..................................           .32        .17       (.05)         .69           .75
Total assets.................................       353,576    338,942     250,896     242,300       164,403
Total long-term debt.........................       184,908    183,986     101,941     103,245        53,638

------

(1) In 1994, the Company changed its policy on recognizing revenue from exception requests filed with the Health Care Financing Administration ("HCFA"). Previously, no revenue was recognized until payment in respect of the exception request was actually received. In 1994, the Company began recognizing 50% of the estimated exception requests anticipated to be filed for the applicable period. In 1995 and 1996, the Company recognized 70% of the estimated exception requests anticipated to be received for the applicable period.


(2) In 1996, the Company redeemed all $48.9 million of its outstanding Convertible Subordinated Debentures resulting in an extraordinary loss on extinguishment of debt of $1,459,000 ($868,000 net of tax) and refinanced three of its Industrial Revenue Bond Issues (IRBs) with a principal balance of $7,560,000 resulting in an extraordinary loss of $546,000 ($325,000 net of tax). In addition, the Company recorded an $11,283,000 ($6,769,000 net of tax) charge, primarily related to severance, the write-off of property which will have no value under the Company's new operating model, allowances for certain notes and non-patient receivables and a reduction of the reserve for assets held for sale recorded in 1995.

(3) In 1995, a class action lawsuit, which had been filed against the Company in July 1994, was settled for $9,000,000. The Company's portion of this settlement, together with related legal fees and other costs, resulted in a pre-tax charge of $3,098,000 ($1,921,000 net of tax), which is included in the consolidated statement of operations for the year ended December 31, 1995. In addition, the Company repaid its $30 million, 8.10% Senior Secured Notes resulting in costs and a prepayment penalty of $2,681,000 ($1,609,000 net of tax), classified as an extraordinary item and the Company recorded a $9,000,000 ($8,200,000 net of tax) charge, primarily related to the disposition of certain facilities (see Note 14 to the Company's Consolidated Financial Statements).

(4) As required under the pooling-of-interests accounting method, all fees and expenses related to the Merger and restructuring of the combined companies were reflected in the Consolidated Statement of Operations of the Company for the year ended December 31, 1994, resulting in a pre-tax charge of $14,700,000 ($10,600,000 net of tax), including a reserve for losses associated with the disposal of duplicate facilities. Additionally, in 1994 the Company recorded a pre-tax charge of approximately $1,600,000 ($975,000 net of tax) related to the closure of a facility damaged by the Northridge, California earthquake in 1994.

(5) During Care's reorganization period (prior to emergence from bankruptcy proceedings on December 31, 1990), Care established a reserve for losses on discontinuance of certain operations. These losses were originally included as part of an overall provision/(credit) for reorganization items. During the year ended December 31, 1992, the Company recognized pre-tax gains resulting from the reversal of reserves for losses on the discontinuance of certain operations of $461,000 and the reversal of reserves for expenses and fees resulting from Care's Chapter 11 proceedings of $75,000. Additionally, in 1992 the Company recognized a gain of $1,000,000 on the disposal of a nursing facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview of Strategic Plan

   The healthcare industry continues to change as the government, commercial payors and healthcare providers like the Company focus on rising healthcare costs. It is the Company's belief, as well as that of the government and commercial payors, that the most effective delivery system for reducing costs is a regionally oriented market based model within the context of the evolving managed care system. Presently, only 5.1% of the Company's revenues are generated from managed care payors, however, management and other members of the industry believe the Medicare system will be adopting a prospective pay system in the coming years for skilled nursing facilities. Furthermore, the Company believes more Medicare participants will be entering managed care plans as they typically offer more services at a fixed price.

   Considering the anticipated changes in the industry, the Company believes that the most successful business strategy in the future will be to provide both payors and patients, collectively the customers, cost effective delivery of care with high customer satisfaction. This will mean significant changes in the current delivery system. The Company believes its future delivery system will need to have the following components:

o Focus on customers through a fully integrated delivery system which will allow for "one-stop shopping". This means that the Company will need to provide multiple low cost services across the continuum of care in each of the regions in which it provides care. In the future, acquisitions will focus on completing the continuum of care within the Company's various regional markets.
o Name recognition as customers must be convinced that the Company provides consistent service throughout the continuum of care.
o Regionally focus to ensure that diverse services are available in each market and that those services are integrated rather than the traditional focus on separate business lines.
o Focus on placing the patient in the most effective setting with the lowest cost while demonstrating positive outcomes from the delivery of medicine and care. Basically, the Company will strive to provide high quality service across the continuum of care at a low cost.
o Focus on a low overhead cost structure. Reengineering to eliminate non-value added services and investments in information technology will be required in order to reduce costs and enable the Company to provide consistent, integrated, low cost services. The investment in information technology will also provide management critical information in a timely manner to effectively manage its business in the managed care environment.

   During 1996 the Company developed and began to implement its strategic plan to address these issues. In connection with this plan, the Company acquired four acute rehabilitation hospitals, ten outpatient rehabilitation clinics and six neurological treatment centers effective January 1, 1997. The purchase price was $43.0 million, made up of a cash payment of $36.3 million and notes payable totaling $6.7 million. This acquisition was one of many steps in the Company's plan to complete the continuum of care in its various regional markets. The Company has also hired two individuals with extensive experience in acquisitions to focus on the acquisition of home health agencies and outpatient clinics, primarily in our existing nursing operations markets to complete the continuum of care in those markets.

   During 1996, the Company recorded a restructuring and other non-recurring charge of $11.3 million primarily related to initiatives designed to reengineer the operating model through which the Company manages its business and lower its operating costs. Also included in the charge were amounts for consulting and other obligations for which there is no future benefit, reductions in the assets held for sale reserve established in 1995, additional reserves for notes and non-patient receivables and a charge for the impairment of other long-term assets.

   A major component of the reengineering, in terms of importance and cost, will involve integrating the Company's information systems to allow for the integrated delivery of patient care across all service lines within the continuum of care. The Company will therefore be making a significant investment in information technology over the next five years. This investment will result in cost savings in the future. The first phase of the investment in information technology will be investments in the infrastructure such as a communications network and servers combined with upgrades of the accounts payable software, the acquisition of Kronos time clocks and other transaction systems, which are expected to be completed during 1997. The second phase will be the integration of the various computer systems used by the different divisions of the Company to allow for a seamless transfer of patient care information across the entire continuum of care. The integration of the various systems is expected to begin during 1998.

   The Company incurs certain costs and operating inefficiencies in connection with acquisitions following such acquisition, relating to the integration of such facility's financial and administrative systems, physical plant and other aspects of its operations into those of the Company. In addition, the introduction of a substantial portion of the Company's contract rehabilitation therapy, pharmacy and other ancillary services to a new operation may take as long as 12 months to fully implement. There can be no assurance that each of the service providers the Company may acquire will be profitable. In addition, there can be no assurance that new acquisitions that result in significant integration costs and inefficiencies will not adversely affect the Company's profitability.

General

   In connection with the strategy and acquisitions discussed above, the Company has created the Regency Rehabilitation and Specialty Services Division which includes the Acute Rehabilitation Hospitals (and related outpatient clinics and neurological treatment centers), the Contract Rehabilitation Therapy Operations and future outpatient clinic acquisitions.

   The following table sets forth certain operating data for the Company on the dates indicated:

                                          February 28,       December 31,
                                             1997      1996     1995       1994
Nursing center operations
     Facilities............................    106       107      94         93
     Licensed beds......................... 11,119    11,200   9,178      9,134
     Subacute beds.........................  1,108     1,108   1,040        879
     Subacute units........................     46        46      42         35

Regency rehabilitation and specialty services division

  Acute rehabilitation operations
     Rehabilitation hospitals..............      4        --      --         --
     Neurological centers..................      6        --      --         --
     Licensed beds.........................    345        --      --         --
     Outpatient clinics....................     10        --      --         --

  Contract rehabilitation therapy operations
     Non-affiliated facilities served......    116       114      79         --
     Regency operated facilities served....     63        57      27         --
                                            =======   =======  =======   =======
      Total................................    179       171     106         --
                                            =======   =======  =======   =======

Pharmacy operations
     Non-affiliated facilities served.......    84        84       5          5
     Regency operated facilities served.....    70        68      36         34
                                            =======   =======  =======   =======
      Total.................................   154       152      41         39
                                            =======   =======  =======   =======

Home health agencies........................    28        29      29         28

Nursing Center Operations

         The Company's nursing center operations derive net operating revenue from the performance of routine and ancillary services at the Company's facilities. Revenue from routine services is comprised of charges for room and board and basic nursing services for the care of patients, including those in the Company's subacute specialty units. Revenue from ancillary services is comprised of charges for rehabilitative services, subacute specialty services, and pharmaceutical products and services provided to patients at the Company's facilities. Nursing center operations derive most of its ancillary services revenue from Medicare- and HMO-eligible patients. The Company has classified revenue from nursing center operations as either basic nursing care revenue or subacute revenue. Basic nursing care revenue includes charges for room and board for non-Medicare and non-HMO patients. Subacute revenue includes room and board and basic nursing services for Medicare and HMO patients and revenues from all ancillary services provided to patients at the Company's facilities.

   Effective July 1, 1994, the Company elected to dispose of two healthcare facilities due to excess capacity in certain markets caused by the Regency and Care merger (the "Merger") and to dispose of a residential facility operated by Care (the "Dispositions"). The Company established a $2.7 million reserve in 1994 related to these dispositions, which consisted of a write-down of the assets to estimated fair value, transaction costs, and a provision for anticipated operating losses to the time the transactions were completed. These facilities were disposed of in 1995 and the results of operations of these facilities since July 1, 1994 are not reflected in the operations of the Company.

   During 1995 the Company exchanged leasehold interests in three healthcare facilities with 360 beds in New Mexico for leasehold interests in four healthcare facilities with 461 beds in Ohio previously operated by another company. In 1995, the Company also opened a newly constructed facility and disposed of one additional facility.

   Effective December 31, 1995, the Company determined to dispose of 13 facilities located in California as part of its strategic plan of diversifying from California Medicaid. The results of operations of these facilities continue to be reflected in the Company's financial statements until each disposition is completed. During 1996 the Company disposed of six of these facilities. On January 1, 1997 the Company disposed of one additional facility.

   Effective February 1, 1996, the Company acquired 18 healthcare facilities with 2,375 beds in Tennessee and North Carolina, accounted for under the purchase method of accounting.

   Effective April 1, 1996, the Company acquired a healthcare facility with 64 nursing beds and 22 assisted living beds located in Lexington, North Carolina, accounted for under the purchase method of accounting.

Ancillary Businesses Operations

   In July 1995,  the  Company  acquired  SCRS &  Communicology,  Inc.  ("SCRS")
accounted for under the purchase method of accounting. SCRS provides rehabilitation services to Company operated and third party healthcare facilities in 12 states in the West, Midwest, and Southeast. From July to December 1995, 79% of SCRS revenues were derived from providing services to non-affiliated healthcare providers. Two non-affiliated healthcare providers represented approximately 38% of SCRS total revenues from July to December 1995 and approximately 24% in 1996. In 1996, 70% of SCRS revenues were derived from providing services to non-affiliated healthcare providers.

   The Company's pharmacy operations provide prescription services and basic pharmaceutical dispensing programs to Company and third party healthcare facilities. During 1995, 55% of revenues from pharmacy operations were derived from providing services to non-affiliated healthcare providers and patients at Regency facilities billed directly to third-party payors. In January and February of 1996, the Company acquired three additional pharmacy operations accounted for under the purchase method of accounting. During 1996, 65% of the revenues of pharmacy operations were derived from providing services to non-affiliated healthcare providers and patients at Regency facilities billed directly to third party payors.

   The Company's home health operations provide skilled nursing, rehabilitation and other services in selected areas in California and Ohio. The Company has positioned its home healthcare capabilities to serve its facilities' home health needs. During January 1997, two of the home healthcare agencies were consolidated resulting in a reduction of one agency.

Results of Operations

   The following table sets forth the amounts of certain elements of net operating revenue and the percentage of total net operating revenue for the periods presented:

                                                            Year ended December 31,
                                              1996                    1995                   1994
                                      ----------------------  ---------------------  ---------------------
                                      (Dollars in thousands)
Basic nursing care.................      $285,819     51%       $227,243     55%       $216,623     58%
Subacute...........................       169,664     31         134,601     32         129,663     34
                                      ------------  --------  -----------  --------  -----------  --------
    Total nursing center operations       455,483     82         361,844     87         346,286     92
Contract rehabilitation therapy
  operations to non-affiliates (1).        42,577      8          12,240      3              --     --
Pharmacy operations to                     21,994      4           7,157      2           4,697      1
  non-affiliates (2)...............
Home healthcare operations.........        35,302      6          31,792      7          24,456      6
Interest...........................         2,694     --           3,060      1           1,897      1
                                      ============  ========  ===========  ========  ===========  ========
     Total.........................      $558,050    100%       $416,093    100%       $377,336    100%
                                      ============  ========  ===========  ========  ===========  ========

(1) Net of intercompany billings of $18,004,000 and $3,267,000 for the years ended December 31, 1996 and 1995, respectively.

(2) Net of intercompany  billings of  $11,912,000,  $5,971,000,  and $5,107,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

   The following table sets forth certain operating data for the Company for the periods presented:

                                                    Year ended December 31,
                                                1996         1995         1994
                                             ---------    --------    ----------
     Patient Days by Payor:
        Medicare...........................   307,313      244,729      239,003
        Private/Other......................   760,992      678,310      708,477
        Managed Care.......................   116,508       94,072       72,065
        Medicaid........................... 2,476,530    1,905,571    1,926,451
                                            =========    =========    ==========
           Total........................... 3,661,343    2,922,682    2,945,996
                                            =========    =========    ==========

     Home Health Visits....................   253,855      260,526      217,662
     Home Health Hours (1).................   448,717      395,871           --

     Revenue Mix:
        Medicare...........................     29.3%        31.9%        31.3%
        Private/Other......................     25.0%        22.8%        21.4%
        Managed Care.......................      5.1%         5.4%         4.6%
        Medicaid...........................     40.6%        39.9%        42.7%

      (1) Information not compiled in 1994.

   The following table presents the percentage of net operating revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods indicated:

                                                For the year ended December 31,
                                                   1996       1995        1994
                                                  ------     ------      ------

Net operating revenue.............................100.0%     100.0%      100.0%
                                                  ------     ------      ------
Costs and expenses:
   Operating expenses............................. 81.2       80.7        81.6
   Corporate general and administrative...........  4.4        4.8         5.1
   Rent expense...................................  4.5        4.0         4.1
   Depreciation and amortization..................  2.7        2.4         2.5
   Interest expense...............................  3.2        2.3         2.1
   Merger and restructuring expenses..............   --         --         3.9
   Class action lawsuit settlement................   --        0.8          --
   Restructuring and other non-recurring charges..  2.0        2.2         0.4
                                                  ------     ------      ------

                   Total costs and expenses....... 98.0       97.2        99.7
                                                  ======     ======      ======
   Income before provision for income taxes and
      extraordinary item..........................  2.0%       2.8%        0.3%
                                                  ======     ======      ======

Fiscal Year  Comparison 1996 to 1995

Net Operating Revenue

   The Company's net operating revenue for the fiscal year ended December 31, 1996 ("Fiscal 1996") was $558.1 million compared to $416.1 million for the fiscal year ended December 31, 1995 ("Fiscal 1995"), an increase of $142.0 million or 34.1%.

   Net operating revenue from nursing center operations increased $93.7 million or 25.9% to $455.5 million from $361.8 million primarily due to revenues of $78.8 million from the 1996 acquisition of 19 nursing facilities and an increase in same store revenues (including the impact of sold buildings) of $14.9 million. The increase in same store revenues (excluding sold buildings) was primarily due to an increase in patient days of 3.9% and an increase in average rates per patient day of 5.7%, on a same store basis. The increase in reimbursement rates per patient day of 5.7% was primarily due to providing services to higher acuity patients, an increase in the Medi-Cal reimbursement rates beginning in August 1996 and the Company recognizing revenues associated with the elimination of the Medicare Routine Cost Limit (RCL) inflationary freeze. The increase in services provided to higher acuity patients is demonstrated by the shift in payor mix on a same store basis from Medicaid (43.2% to 42.3%) and private and other (20.4% to 19.5%) to Medicare (30.1% to 31.1%) and managed care (6.2% to 7.0%). The Medi-Cal rate increases in August 1996 resulted in approximately $1.0 million in revenues. The revenue associated with the elimination of the RCL inflationary freeze totaled $1.5 million.

   Net operating revenue from contract rehabilitation therapy operations to non-affiliates increased $30.3 million or 247.8% in 1996 over 1995 primarily due to the operations of SCRS being included for the full year in 1996 versus a half year in 1995 and an increase in the number of non-affiliated facilities served to 114 in 1996 from 79 in 1995. Net operating revenue from pharmacy operations to non-affiliates and services to patients in the Company's facilities billed directly to third parties increased $14.8 million or 207.3% in 1996 over 1995, primarily due to the acquisitions of Assist-A-Care pharmacy in January 1996 and Executive Pharmacy in February 1996 (collectively, the "Pharmacy Acquisitions"). Net operating revenue from the pharmacy acquisitions was approximately $12.0 million in 1996. Net operating revenue from home healthcare operations grew $3.5 million or 11.0% in 1996 over 1995 primarily due to an increase in treatment hours from 395,871 in 1995 to 448,717 in 1996 and an increase in revenue per visit.

Costs and Expenses

   Total costs and expenses increased $142.7 million or 35.3% to $547.0 million (98.0% of net operating revenue) in 1996 from $404.3 million (97.2% of net operating revenue) in 1995.

   Operating expenses as a percentage of net operating revenue increased from 80.7% in 1995 to 81.2% in 1996. The increase resulted from the incurrence of increased labor costs in the nursing center operations while reimbursement rates per patient day for room and board charges remained relatively flat for the Medi-Cal and Medicare systems during the first and second quarters of 1996. In addition, the home health agencies participating in the Medicare Prospective Pay System pilot project beginning in 1996 did not adequately reduce costs at the outset of this program in the first quarter of 1996. The Company made the necessary cost reductions during the second and third quarters and realized the benefits of the Medi-Cal rate increases and the elimination of the RCL freeze discussed above in the third and fourth quarters. For the fourth quarter of 1996, operating costs as a percentage of revenue were 80.3%.

   Corporate general and administrative expense is the corporate overhead and regional costs related to the supervision of operations. The expense increased from $19.8 million in 1995 to $24.3 million in 1996 due primarily to the acquisition of 18 healthcare facilities effective February 1, 1996, the acquisition of one healthcare facility effective April 1, 1996 and the Pharmacy Acquisitions (collectively, the "1996 Acquisitions"). However, this expense decreased as a percentage of revenue from 4.8% in 1995 to 4.4% in 1996. The decrease as a percentage of revenue is attributed to achieving economies of scale through acquisition, the reduction of certain corporate office expenses and same store growth.

   Rent expense as a percentage of revenue increased from 4.0% in 1995 to 4.5% in 1996 primarily due to the assumption of lease obligations from the 1996 Acquisitions.

   Depreciation and amortization expense as a percentage of net operating revenue increased to 2.7% in 1996 from 2.4% in 1995 primarily due to goodwill amortization related to the purchase of SCRS in July 1995 and the 1996 Acquisitions.

   Interest expense increased as a percentage of net operating revenue to 3.2% in 1996 from 2.3% in 1995 primarily due to the Company issuing the 9 7/8% Senior Subordinated Notes (the "Senior Subordinated Notes") in October 1995 partially offset by the repayment of the 8.1% Senior Secured Notes in that month, as well as the issuance of the 12 (0)% Subordinated Notes in June 1996 partially offset by the repayment of the 6 (OMEGA)% Convertible Subordinated Debentures in July 1996.

   In Fiscal 1995, the Company settled its class action lawsuit resulting in a pre-tax charge of $3.1 million ($1.9 million net of taxes).

   As discussed above, the Company began the transition from development to the implementation of its strategic plan to achieve lower operating costs and offer an integrated delivery system during Fiscal 1996. Initiatives associated with the restructuring include: making a significant investment in information technology; integrating divisional operations within regional markets; consolidating and automating the pharmacy operations; reducing the administrative costs within the home healthcare operations; automating and streamlining certain functions within the nursing operations; and streamlining the corporate support structure. As a result of these initiatives, during the fourth quarter of 1996 the Company recorded a restructuring charge of $6.6 million ($4.0 million after tax). The Company also recorded non-recurring charges related to consulting fees owed for which there is no future benefit, the establishment of additional reserves for certain notes and non-patient receivables, the impairment of certain other long-term assets and a reduction of the assets held for sale reserve established in 1995 in an aggregate amount of $4.7 million ($2.8 million after tax).

   In Fiscal 1996, the Company recorded an extraordinary charge of $1.2 million, net of tax, resulting from the redemption of all $48.9 million of the outstanding Convertible Subordinated Debentures and the refinancing of the

Industrial Revenue Bond Issues (IRBs). The redemption of the Convertible Subordinated Debentures produced an extraordinary loss on extinguishment of debt of $868,000, net of tax, resulting from the write off of unamortized underwriting costs and the refinancing of the IRBs resulted in an extraordinary loss on extinguishment of debt of $325,000 net of tax, resulting from the write off of unamortized underwriting costs and a call premium paid. In Fiscal 1995, the Company repaid its $30.0 million Senior Secured Notes, resulting in costs and a prepayment penalty totaling $2.7 million ($1.6 million net of taxes), classified as an extraordinary item.

Fiscal Year Comparison 1995 to 1994

Net Operating Revenue

   The Company's net operating revenue for Fiscal 1995 was $416.1 million compared to $377.3 million for the fiscal year ended December 31, 1994 ("Fiscal 1994"), an increase of $38.8 million or 10.3%.

   Net operating revenue from nursing operations increased $15.6 million or 4.5% due to increased levels of reimbursement and a shift in payor mix from Medicaid to Medicare and managed care, partially offset by a slight decrease in total patient days. The average increase in reimbursement rates for all payors was 5.3% and was primarily due to providing services to higher acuity patients. The Company experienced a 0.8% net decrease in total patient days in Fiscal 1995 from Fiscal 1994, consisting of a decrease of 20,880 and 30,167 from Medicaid and private and other sources, respectively, and an increase of 5,726 and 22,007 from Medicare and managed care, respectively.

   Net operating revenue from home health operations grew $7.3 million or 30.0% in Fiscal 1995 over Fiscal 1994, primarily reflecting additional patient visits. Pharmacy operations revenues increased $2.5 million or 52.4% in Fiscal 1995 over Fiscal 1994, primarily as a result of increased pharmacy services provided to patients serviced in the Company's facilities and billed directly to the appropriate payors and not the facility. Net operating revenue from contract rehabilitation therapy operations are a result of the purchase of SCRS in July 1995.

   Interest income increased $1.2 million in Fiscal 1995 over Fiscal 1994 due to investment of proceeds from the issuance of the Senior Subordinated Notes in an aggregate amount of $110.0 million in October 1995.

Costs and Expenses

   Total costs and expenses for Fiscal 1995 increased $28.2 million, or 7.5%, to $404.3 million (97.2% of net operating revenue) from $376.1 million (99.7% of net operating revenue) for Fiscal 1994. This decrease in total costs and expenses as a percentage of revenues was primarily a result of the merger and restructuring expenses incurred in Fiscal 1994, partially offset by the class action lawsuit settlement and the additional disposition of assets charge recorded in Fiscal 1995. Excluding these non-recurring expenses, total costs and expenses increased to $392.2 million (94.3% of net operating revenue) in Fiscal 1995 from $359.9 million (95.4% of net operating revenue) in Fiscal 1994, primarily as a result of providing more services to patients.

   Operating expenses as a percentage of net operating revenue decreased to 80.7% for Fiscal 1995, from 81.6% for Fiscal 1994. This decline was primarily attributable to growth in the Company's higher margin businesses such as subacute care, contract rehabilitation therapy and pharmacy services in Fiscal 1995.

   Corporate general and administrative expense increased $0.4 million, or 2.2% from Fiscal 1994 to Fiscal 1995, while decreasing as a percentage of net operating revenue to 4.8% for Fiscal 1995, from 5.1% for Fiscal 1994. The decrease as a percentage of revenues was attributable to the Company's achieving 12 months of economies of scale in 1995 by eliminating duplicate costs after the Merger in 1994.

   Interest expense as a percentage of net operating revenue increased to 2.3% in Fiscal 1995 from 2.1% in Fiscal 1994, primarily as a result of the issuance of the Senior Subordinated Notes in October 1995.

   As a result of the Merger, in Fiscal 1994, the Company accrued $14.7 million ($10.6 million net of taxes) of estimated fees and expenses related to the transaction as required under the pooling-of-interests accounting method. No comparable fees and expenses were incurred during Fiscal 1995.

   In Fiscal 1995, the Company settled its class action lawsuit resulting in a pre-tax charge of $3.1 million ($1.9 million net of taxes).

   In Fiscal 1995, the Company completed the disposition of previously identified facilities and determined to dispose of an additional 13 nursing facilities located in California, resulting in an additional pre-tax charge of $9.0 million ($8.2 million net of taxes). In Fiscal 1994, the Company incurred a loss of $1.6 million ($1.0 million net of taxes) resulting from closure of one facility which was substantially damaged in the January 1994 Northridge, California earthquake, and the abandonment of its leasehold interest.

   In Fiscal 1995, the Company repaid its $30.0 million Senior Secured Notes, resulting in costs and a prepayment penalty totaling $2.7 million ($1.6 million net of taxes), classified as an extraordinary item.

Liquidity and Capital Resources

   Working capital at December 31, 1996 decreased $50.0 million to $67.2 million (including cash and cash equivalents of $22.9 million) from $117.2 million
(including cash and cash equivalents of $104.2 million) at December 31, 1995. The decrease was primarily attributable to funding the 1996 Acquisitions (including funding of working capital), funding of a workers' compensation trust and the purchase of treasury stock. The Company established a revocable workers' compensation claims payment trust to pre-fund its workers' compensation obligations which was funded for Fiscal 1995 in March 1996 with approximately $10.6 million from available cash. The Company anticipates funding an additional $5 million to $6 million in March of 1997. During Fiscal 1996, the Company's receivables increased approximately $29.7 million primarily related to the 1996 Acquisitions and growth in ancillary businesses. The estimated third party settlements increased by $9.4 million partially due to recording revenue related to RCL exceptions and the elimination of the RCL inflationary freeze. As of December 31, 1996 and 1995, the Company had RCL exception request receivables totaling $8.1 million and $4.5 million, respectively.

   The Company's major requirements for liquidity relate to funding working capital, capital improvements, and debt service obligations. The Company must also provide funding to cover potential delays, temporary cessations or interruption in payments by third-party payors due to political or budgetary constraints. In addition, as part of its strategic plan, the Company anticipates investing approximately $40 million in information technology over the next five years. A significant portion of this investment will be financed through operating leases. Management believes that these liquidity needs can be met from available cash, internally generated funds and existing borrowing capacity under the NationsBank credit agreement (discussed below).

   The Company's healthcare facilities require capital improvements for renovations and improvements in physical appearance. Future capital improvements may be required as a result of routine regulatory inspections. In addition, the Company is and will continue to invest in improving its information systems. The Company's capital expenditures for the years ended December 31, 1996 and 1995 were approximately $12.6 million and $14.2 million, respectively. These capital expenditures have been financed through a combination of internally generated funds and debt. The Company expects to spend approximately an aggregate of $14.0 million for capital expenditures during 1997 to be financed through borrowings under the NationsBank credit agreement (discussed below) and funds generated from operations.

   The Company has financed its acquisitions from a combination of borrowings and funds generated by operations. The Company expects to finance future acquisitions from a combination of existing cash, the NationsBank credit agreement (discussed below) and alternative sources such as real estate investment trusts. Depending on the numbers, size and timing of any such transactions, the Company may in the future require additional financing in order to continue to make acquisitions.

   During 1996, the Company purchased 862,000 shares of Company common stock at an average price of $9.56 per share. The transactions, accounted for using the cost method, reduced stockholders' equity by $8.3 million.

   On June 28, 1996 the Company issued 12(0)% Junior Subordinated Notes ("Junior Subordinated Notes") in an aggregate amount of $50 million. Interest on the Notes will be payable semi-annually on January 15 and July 15 of each year, commencing January 15, 1997. The Junior Subordinated Notes will mature on July 15, 2003, unless previously redeemed. Net proceeds received by the Company totaled approximately $48.4 million and funded the redemption of the Company's outstanding 6(OMEGA)% Convertible Subordinated Debentures due 2003 on July 29, 1996 (see Note 3 to the Consolidated Financial Statements).

   Effective September 30, 1996, the Company refinanced three of its Industrial Revenue Bond Issues (IRBs) with an aggregate outstanding principal balance of $7,560,000 with three new issues of tax exempt IRBs maturing through September 2012. One of the new issues bears interest at rates ranging from 4.2% to 6.0% based on the maturity dates of the individual bonds. The other two IRBs bear interest at a variable rate initially set at 4.0%, which is capped at 12.0% (see
Note 3 to the Consolidated Financial Statements). The IRBs are now secured by irrevocable letters of credit rather than mortgages on the specific facilities.

   In Fiscal 1996, the Company recorded an extraordinary charge of $1.2 million resulting from the redemption of all $48.9 million of the outstanding Convertible Subordinated Debentures and the refinancing of the IRBs. The redemption of the Convertible Subordinated Debentures produced an extraordinary loss on extinguishment of debt of $868,000, net of tax, resulting from the write off of unamortized underwriting costs and the refinancing of the IRBs resulted in an extraordinary loss on extinguishment of debt of $325,000 net of tax, resulting from the write off of unamortized underwriting costs and a call premium paid.

   On December 28, 1995 the Company entered into a revolving credit loan agreement ("Credit Agreement") with NationsBank of Texas, N.A. as agent for a group of banks, which provided up to $50 million in a revolving line of credit and letters of credit. No borrowings were drawn on the Credit Agreement at December 31, 1995 and throughout 1996. On December 20, 1996, the Company increased the available financing to $100 million and revised certain terms and covenants through the Amended and Restated Credit Agreement ("Amended Credit Agreement"). Borrowings bear interest at either the Base Rate plus up to .50% or the Adjusted Eurodollar Rate plus .75% to 2.00%, depending on the Company's Consolidated Adjusted Leverage Ratio, all as defined in the Amended Credit Agreement. The Amended Credit Agreement has scheduled commitment reductions of $25 million each on January 2, 1999 and 2000 and expires on January 2, 2001. The Amended Credit Agreement is collateralized by accounts receivable, all of the common stock of each of the Company's subsidiaries and certain other current assets of the Company and its subsidiaries. The Amended Credit Agreement, among other things, (a) requires the Company to maintain certain financial ratios, and
(b) restricts the Company's ability to incur debt and liens, make investments, pay dividends, purchase treasury stock, prepay or modify certain debt of the Company, liquidate or dispose of assets, merge with another corporation, and create or acquire subsidiaries. As of December 31, 1996, $16.2 million of standby letters of credit were issued in connection with the Company's self-insured workers' compensation programs and refinanced Industrial Revenue Bonds (discussed above) out of a total available of $35 million. On January 2, 1997 the Company borrowed $40 million under the Amended Credit Agreement principally to fund the acquisition of four acute rehabilitation hospitals, ten outpatient rehabilitation clinics and six neurological treatment centers for $36.3 million in cash and notes payable totaling $6.7 million.

   In October 1995, the Company issued the Subordinated Notes in an aggregate amount of $110 million. Interest on the Subordinated Notes will be payable semi-annually commencing April 15, 1996. The Subordinated Notes mature on October 15, 2002, unless previously redeemed. The net proceeds to the Company were approximately $106.7 million, of which approximately $31.5 million were used to repay the principal and prepayment penalty on the 8.1% Senior Secured Notes and $47.4 million was used for acquisitions subsequent to December 31, 1995 (see Notes 3 and 13 to the Company's Consolidated Financial Statements).

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

   As discussed above, the Company provides contract rehabilitation and pharmacy services to both Regency operated and non-affiliated facilities. Under current Medicare regulations, reimbursement for these services provided to Medicare eligible patients in Regency facilities is based upon the related entity's cost to provide the services unless a significant portion of the related entity's revenues are derived from non-affiliated facilities. If a significant portion of the related entity's revenues are derived from non-affiliated facilities, Medicare will reimburse the facility's cost, which includes a profit paid to the related entity. During 1995 and prior years, the Company was reimbursed by Medicare based on its pharmacy operation costs on billings to Regency facilities, as it did not meet the significant portion criteria. After the acquisition of Assist-A-Care Pharmacy and Executive Pharmacy in 1996, the Company believes it meets the significant portion criteria and is recording a profit on billings for pharmacy services provided to Medicare eligible patients in Regency facilities. The Company believes it meets the significant portion criteria for its contract rehabilitation therapy operations provided by SCRS, and therefore has recorded a profit on billings to Regency facilities since the acquisition of SCRS. Medicare regulations do not define a "significant portion," therefore, the Company's and Medicare's interpretations could differ, which could result in retroactive adjustments related to the profit on billings to Regency facilities for pharmacy and contract rehabilitation services.

   In the federal budget deficit reduction bill, various reimbursement rules and regulations were adopted by the federal government that pertain to the Company. The changes to regulations promulgated under OBRA, some of which expand the remedies available to enforce regulations mandating minimum healthcare standards, may have an adverse effect on the Company's operations. The Company is unable to predict the particular effect on the Company until the manner in which these regulations are implemented becomes known.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data

    Report of Independent Public Accountants.............................. 31

    Consolidated Balance Sheets as of December 31, 1996 and 1995.......... 32

    Consolidated Statements of Operations for the Years Ended
       December 31, 1996, 1995 and 1994................................... 34

    Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 1996, 1995 and 1994................................... 35

    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1996, 1995 and 1994................................... 36

    Notes to Consolidated Financial Statements............................ 38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Regency Health Services, Inc.:

   We have audited the accompanying consolidated balance sheets of REGENCY HEALTH SERVICES, INC. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Health Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Orange County, California
February 14, 1997                                       ARTHUR ANDERSEN LLP


                          REGENCY HEALTH SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                                December 31,
                                                                            1996            1995
                                                                            ----            ----

CURRENT ASSETS:
   Cash and cash equivalents...........................................   $  22,875       $104,238
   Restricted cash.....................................................       4,425             --
   Accounts receivable, net of allowances of $4,723 and $3,757 at
     December 31, 1996 and 1995, respectively..........................      80,949         51,203
   Estimated third party settlements...................................      10,180            800
   Notes and other receivables.........................................       1,355          2,182
   Deferred income taxes...............................................       6,898          5,447
   Assets held for sale................................................       6,915          8,970
   Other current assets................................................       7,819          6,396
                                                                        ------------   ------------
           Total current assets........................................     141,416        179,236
                                                                        ------------   ------------

PROPERTY AND EQUIPMENT:
   Land................................................................      21,207         21,249
   Buildings and improvements..........................................     100,120         96,396
   Leasehold interests - other.........................................      17,640         17,556
   Leasehold interests - related party.................................       1,989          2,075
   Equipment...........................................................      38,054         24,610
                                                                        ------------   ------------
                                                                            179,010        161,886
   Less accumulated depreciation and amortization......................    (43,938)       (34,679)
                                                                        ------------   ------------
           Total property and equipment................................     135,072        127,207
                                                                        ------------   ------------
  OTHER ASSETS:
   Mortgage notes receivable, net of allowances of $1,352 and $951 at
      December 31, 1996 and 1995, respectively.........................       1,014          5,163
   Goodwill, net of accumulated amortization of $3,700 and $563 at
      December 31, 1996 and 1995, respectively.........................      53,753         13,621
   Other assets, net of accumulated amortization of $3,736 and $2,206
      at December 31, 1996 and 1995, respectively......................      22,321         13,715
                                                                        ------------   ------------
           Total other assets..........................................      77,088         32,499
                                                                        ============   ============
                                                                           $353,576       $338,942
                                                                        ============   ============


        The  accompanying  notes  are an  integral  part of these consolidated statements.



                          REGENCY HEALTH SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                        (In thousands, except par value)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                December 31,
                                                                             1996          1995
                                                                             ----          ----

CURRENT LIABILITIES:
   Current portion of long-term debt...................................   $   2,418     $   4,371
   Accounts payable....................................................      24,958        22,285
   Accrued expenses....................................................       8,290         5,946
   Accrued compensation................................................      26,253        18,051
   Accrued workers' compensation.......................................       4,338         5,377
   Deferred revenue....................................................       2,407         1,743
   Accrued interest....................................................       5,578         4,231
                                                                        ------------   -----------
           Total current liabilities...................................      74,242        62,004

LONG-TERM DEBT, NET OF CURRENT PORTION.................................     182,490       179,615
OTHER LIABILITIES AND NONCURRENT RESERVES..............................      10,878         8,988
DEFERRED INCOME TAXES..................................................       5,018         7,946
                                                                        ------------   -----------
           Total liabilities...........................................     272,628       258,553
                                                                        ------------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;  authorized - 35,000 shares;
      15,919 and 16,670 shares issued and outstanding at December 31,
      1996 and 1995, respectively, net of 862 shares held in treasury
      in 1996..........................................................         168           167
   Additional paid-in capital..........................................      52,031        56,679
   Retained earnings...................................................      28,749        23,543
                                                                        ------------   -----------
           Total stockholders' equity..................................      80,948        80,389
                                                                        ============   ===========
                                                                           $353,576      $338,942
                                                                        ============   ===========


         The  accompanying  notes  are an  integral  part of these consolidated statements.


                          REGENCY HEALTH SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                       Year Ended December 31,
                                                                  1996           1995           1994
                                                                  ----           ----           ----

NET OPERATING REVENUE.....................................       $558,050       $416,093       $377,336
                                                              ------------   -------------   ------------
COSTS AND EXPENSES:
   Operating expenses.....................................        453,131        335,849        307,807
   Corporate general and administrative...................         24,292         19,811         19,392
   Rent expense...........................................         24,956         16,767         15,555
   Depreciation and amortization..........................         15,317         10,122          9,295
   Interest expense.......................................         18,060          9,676          7,844
   Merger and restructuring expenses......................             --             --         14,650
   Class action lawsuit settlement........................             --          3,098             --
   Restructuring and other non-recurring charges..........         11,283          9,000          1,600
                                                              ------------   ------------    -----------
      Total costs and expenses............................        547,039        404,323        376,143
                                                              ------------   ------------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY
   ITEM...................................................         11,011         11,770          1,193
PROVISION FOR INCOME TAXES................................          4,612          7,316          1,993
                                                              -----------    -----------     ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             6,399          4,454          (800)
EXTRAORDINARY ITEM - Loss on extinguishment of debt, net of
   applicable income taxes of $812 and $1,072 in 1996 and
   1995, respectively.....................................        (1,193)        (1,609)             --
                                                              -----------    -----------     ----------

NET INCOME (LOSS).........................................    $     5,206      $   2,845     $    (800)
                                                              ===========    ===========     ==========

INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary item...................    $       .39    $       .27     $    (.05)
Extraordinary item........................................          (.07)          (.10)             --
                                                              ------------   ------------    -----------
Net income (loss) per share...............................    $       .32    $       .17     $    (.05)
                                                              ============   ============    ===========

Weighted average shares of common stock and equivalents...         16,476         16,654         16,545
                                                              ============   ============    ===========



         The  accompanying  notes  are an  integral  part of these consolidated statements.



                          REGENCY HEALTH SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                       Additional
                                                    Common Stock        Paid-In      Retained
                                                 Shares      Amount     Capital      Earnings       Total
                                                 ------      ------    ----------    --------       -----

  BALANCE, December 31, 1993.................    16,220        $162      $45,355      $21,498      $67,015
     Exercise of stock options...............        95           1          475           --          476
     Conversion of Convertible Subordinated
        Debentures...........................        87           1        1,031           --        1,032
     Charge in lieu of income taxes (1994)...        --          --        2,636           --        2,636
     Retroactive charge in lieu of income
        taxes (1993).........................        --          --        2,608           --        2,608
     Net loss................................        --          --           --        (800)        (800)
                                               ---------   ---------  -----------  -----------  -----------

  BALANCE, December 31, 1994.................    16,402         164       52,105       20,698       72,967
     Exercise of stock options...............       211           2        1,254           --        1,256
     Exercise of share appreciation rights...        55           1          614           --          615
     Conversion of Convertible Subordinated
        Debentures...........................         2          --           20           --           20
     Charge in lieu of income taxes..........        --          --        2,686           --        2,686
     Net income..............................        --          --           --        2,845        2,845
                                               ---------   ---------  -----------  -----------  -----------

  BALANCE, December 31, 1995.................    16,670         167       56,679       23,543       80,389
     Exercise of stock options..............         99           1          680           --          681
     Restricted Stock Distribution...........        12          --          144           --          144
     Charge in lieu of income taxes..........        --          --        2,814           --        2,814
     Repurchase of common stock .............     (862)          --      (8,286)           --      (8,286)
     Net income .............................        --          --           --        5,206        5,206
                                               ---------   ---------  -----------  -----------  -----------

  BALANCE, December 31, 1996.................    15,919        $168      $52,031      $28,749      $80,948
                                               =========   =========  ===========  ===========  ===========


        The  accompanying  notes  are an  integral  part of these consolidated statements.


                          REGENCY HEALTH SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       1996         1995          1994
                                                                       ----         ----          ----

    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)..........................................   $   5,206    $    2,845    $   (800)
                                                                    -----------  ------------  -----------
       Adjustments  to  reconcile  net  income  (loss) to net cash provided  by operating activities:
          Extraordinary loss on extinguishment of debt............       2,005         2,681           --
          Depreciation and amortization...........................      15,317        10,122        9,295
          Deferred income taxes and charge in lieu of taxes.......     (1,317)         4,506          408
          Restructuring and other non-recurring charges...........       9,749         9,000        6,052
          Other, net..............................................         122           649         (94)
          Change in cash from  changes  in  assets  and  liabilities, excluding effects of acquisitions and dispositions:
            Accounts receivable...................................    (28,537)         1,481      (4,640)
            Estimated third party settlements.....................     (9,380)       (3,569)        1,645
            Other current assets..................................       (270)         6,748      (1,582)
            Current and other liabilities.........................      11,308       (4,003)          814
                                                                    -----------  ------------  -----------

            Net cash provided by operating activities.............       4,203        30,460       11,098
                                                                    -----------  ------------  -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions...............................................    (50,800)      (13,225)           --
       Proceeds from disposition of facilities....................       3,682            --        2,239
       Purchases of property and equipment........................    (12,575)      (14,223)     (12,576)
       Collection on mortgage notes receivable....................         695           349          410
       Changes in other assets, net...............................     (1,623)       (1,278)      (2,585)
                                                                    -----------  ------------  -----------

            Net cash used in investing activities.................    (60,621)      (28,377)     (12,512)
                                                                    -----------  ------------  -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt.................................    (62,598)      (31,940)      (2,705)
       Proceeds from issuance of long-term debt...................      56,143       107,162        2,996
       Workers compensation trust funding.........................    (10,637)            --           --
       Purchase of treasury stock.................................     (8,286)            --           --
       Proceeds from exercise of options..........................         433         1,256          476
                                                                    -----------  ------------  -----------

            Net cash provided by (used in) financing activities...    (24,945)        76,478          767
                                                                    -----------  ------------  -----------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........    (81,363)        78,561        (647)

    CASH AND CASH EQUIVALENTS, beginning of period................     104,238        25,677       26,324
                                                                    -----------  ------------  -----------

    CASH AND CASH EQUIVALENTS, end of period......................    $ 22,875      $104,238      $25,677
                                                                    ===========  ============  ===========

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for interest.....................    $ 16,713     $   8,334      $ 6,788
                                                                    ===========  ============  ===========

       Cash paid during the year for income taxes.................   $   3,750     $   2,152      $ 2,651
                                                                    ===========  ============  ===========


          The  accompanying  notes  are an  integral  part of these consolidated statements.

                          REGENCY HEALTH SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         During the year ended December 31, 1996:

             The Company acquired Assist-A-Care Pharmacy in San Diego, California and issued a promissory note in the amount of $2.6 million as part of the purchase price.

             The Company issued a promissory note in the amount of $2.2 million in connection with the acquisition of 18 healthcare facilities in Tennessee and North Carolina.

             The  Company   acquired   Executive   Pharmacy  and  issued  a
             promissory note in the amount of $763,000.

         During the year ended December 31, 1995:

             $20,000 of the Company's Convertible Subordinated Debentures were converted into 1,616 shares of common stock.

             The  Company  issued  a  promissory   note  of  $3,400,000  in
             connection with the acquisition of SCRS and Communicology, Inc.

         During the year ended December 31, 1994:

             $1,076,000 of the Company's Convertible Subordinated Debentures were converted into 86,946 shares of common stock. Unamortized debenture fees of $44,000 were offset against additional paid-in capital.












 The accompanying notes are an integral part of these consolidated statements.

                          REGENCY HEALTH SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.        MERGER AND BASIS OF PRESENTATION

         On April 4, 1994, Regency Health Services, Inc. ("Regency" or the "Company") and Care Enterprises, Inc. ("Care") completed the merger (the "Merger"). Pursuant to the Agreement and Plan of Merger, dated as of December 20, 1993, as amended, Care Merger Sub, Inc., a wholly owned subsidiary of Regency, was merged with and into Care, and Care became a wholly owned subsidiary of Regency. Each share of common stock of Care was converted into
0.71 of a share of common stock of Regency. Approximately 9,400,000 shares of common stock were issued in this transaction. At the time of the Merger, Regency operated 43 healthcare facilities with 4,215 licensed beds and Care operated 51 healthcare facilities with 5,040 licensed beds.

         The Merger qualified as a pooling-of-interests transaction under generally accepted accounting principles. The pooling-of-interests method of accounting is intended to present as a single interest two or more common stockholder interests that were previously independent. The pooling-of-interests method of accounting assumes that the combining companies have been merged from inception. Consequently, the historical financial statements for periods prior to the consummation of the combination are restated as though the companies had been merged since inception. The calculation of income per share for 1994 presented reflects the issuance of .71 of a share of Regency Common Stock for each share of common and common equivalent share of Care Common Stock. The restated financial statements are adjusted to conform the accounting policies of the separate companies.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business As of December 31, 1996, the Company operated 107 healthcare facilities with 11,200 licensed beds that provide nursing, rehabilitative, subacute and other specialized medical services primarily in California and in Ohio, West Virginia, North Carolina and Tennessee. Through its wholly owned home health subsidiaries, the Company provides patients with technical medical support at home such as infusion therapy, ventilator care and respite services. The Company also provides ancillary services such as rehabilitation programs and pharmaceutical services at certain of its healthcare facilities as well as at non-affiliated facilities.

         Principles of Consolidation The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Cash and Cash Equivalents For financial reporting purposes, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

         At December 31, 1996 and 1995, the Company held personal funds in trust for patients approximating $1,505,000 and $690,000, respectively, which are not reflected on the accompanying balance sheets.

         Restricted Cash Restricted cash of $4,425,000 at December 31, 1996 represents the portion of the cash in the Company's pre-funded workers' compensation claims payment trust expected to be paid during 1997.

         Accounts Receivable Accounts receivable are recorded at the net realizable value expected to be received from federal and state assistance programs or from private sources including managed care organizations and third party insurers. Receivables from government agencies represent the only concentrated group of credit risk for the Company. Management does not believe that there are any credit risks associated with these government agencies other than possible funding delays. Non-government agency receivables consist of receivables from various payors that are subject to differing economic conditions and do not represent any concentrated credit risks to the Company. Furthermore, management continually monitors and adjusts its reserves and allowances associated with these receivables.

         Property and Equipment At the time of Care's emergence from bankruptcy on December 31, 1990, property and equipment owned by Care and certain leasehold interests were adjusted to current fair market value. All other property and equipment is recorded at cost. The assets are depreciated over their estimated useful lives using the straight-line method as follows:

Buildings and improvements....................................... 7-40 years
Leasehold interests and improvements............................. Life of leases
Equipment........................................................ 5-10 years

         Betterments, renewals, and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and any gain or loss on disposition is recognized in income.

         Assets Held for Sale During 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements. At December 31, 1995, assets held for sale represents the assets of 13 facilities which the Company determined to dispose of in 1995. At December 31, 1996, it represents the assets of the seven remaining facilities which the Company intends to dispose of during 1997 (see Note 14). Such amounts are carried at estimated fair value less selling costs.

         Goodwill The excess of the purchase price over the value of the net assets of the businesses acquired by the Company is amortized using the straight-line method over periods ranging from 15 to 22 years. The Company periodically evaluates the carrying value of goodwill in relation to the operating performance and future undiscounted cash flows of the underlying business to assess recoverability. Adjustments are made if the sum of expected future net cash flows is less than book value of goodwill and other depreciable or amortizable assets.

         Asset Impairment The carrying values of long-lived assets are reviewed if the facts and circumstances suggest that an item may be impaired. If this review indicates that a long-lived asset will not be recoverable, as determined based on the future undiscounted cash flows of the asset, the Company's carrying value of the long-lived asset is reduced to fair value.

         Other Long-Term Assets Costs incurred to obtain long-term financing are amortized using the effective interest method. Costs to initiate and implement subacute specialty units are amortized on a straight-line basis over 36 months.

         Deferred Revenue Deferred revenue consists of patient billings recorded in advance of services rendered.

         Workers' Compensation The Company maintains self-insurance programs for workers' compensation for its nursing facilities in California and Ohio, pharmacy operations, home health operations and its corporate office employees. For all other operations, the Company purchases insurance for this risk. The self-insurance liability under these programs is based on claims filed and actuarial estimates of claims incurred but not reported. Differences between the amounts accrued and subsequent settlements are recorded in operations in the year of settlement.

         Net Operating Revenue Revenues are derived from the operation of healthcare facilities, which are subject to federal and state regulation. Approximately 69.9%, 71.8%, and 74.0%, percent of revenues were derived from services provided under federal (Medicare) and state (Medicaid) medical assistance programs for the years ended December 31, 1996, 1995 and 1994, respectively. Revenues from Medicaid are recorded at the prescribed contract rate. Revenues from Medicare are recorded based on an estimate of the Company's reimbursable cost. Limitations on Medicare and Medicaid reimbursement for healthcare services are continually proposed. Changes in applicable laws and regulations could have an adverse effect on the levels of reimbursement from governmental, private, and other sources. These revenues are based, in part, on cost reimbursement principles and are subject to audit. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the amounts accrued and subsequent settlements are recorded in operations in the year of settlement.

         Additionally, the Company's cost of care for its Medicare patients sometimes exceeds regional reimbursement limits established by Medicare. The Company has submitted exception requests for 156 cost reports, covering all cost report periods through December 31, 1994. To date, final action has been taken by the Health Care Financing Administration ("HCFA") on 105 exception requests. The Company's final rates as approved by HCFA represent approximately 84% of the requested rates as submitted in the exception requests. During 1994, the Company recognized 50% of the 1994 estimated exception requests anticipated to be received, which represented revenues of approximately $1,550,000. Commencing January 1, 1995, the Company recognized 70% of the estimated exception requests anticipated to be received, which represents revenues of approximately $3,563,000 and $3,001,000 in 1996 and 1995, respectively. Management believes that the Company will be able to recover its excess costs under any pending exception requests or under any exception requests that may be submitted in the future, however there can be no assurance that it will be able to do so.

         Stock Based Compensation. Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the Company to disclose proforma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock based compensation. These disclosures are included in Note 9.

         Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Corporate General and Administrative Expenses During 1995, the Company changed its classification of general and administrative expenses. Previously, the Company classified all corporate overhead, regional costs related to the supervision of operations, the administrative costs at the Company's facilities, pharmacies, and home care operations as administrative and general expenses. The Company now classifies corporate overhead and the regional costs related to the supervision of operations as corporate general and administrative expenses. All other costs which relate to the daily operations have been classified as operating expenses for the periods presented. These costs in 1994 have been reclassified to conform to the 1996 and 1995 presentation.

         Financial Statement Presentation Estimated third party settlements classified in accounts receivable, other assets and other liabilities and non-current reserves in the 1995 financial statements have been reclassified to estimated third party settlements in current assets to conform to the 1996 presentation. Certain other amounts have been reclassified in the 1995 and 1994 financial statements to conform to the 1996 presentation.

3.       LONG-TERM DEBT

         Long-term debt consists of the following (dollars in thousands):
                                                                                      December 31,

                                                                                    1996           1995
                                                                                    ----           ----
Senior Subordinated Notes, interest at 9.875 percent, due October 2002. Interest is payable semi-annually on October 15 and April 15, commencing
   April 15, 1996; redeemable beginning October 15, 1999....................      $110,000       $110,000
Junior Subordinated Notes, interest at 12.25 percent, due July 2003, interest payable semi-annually on January 15 and July 15, commencing January 1997;
   redeemable beginning July 15, 2000.......................................        50,000             --
Industrial revenue bonds ("IRBs"), interest at rates from 4.0 to 8.25
   percent, due through September 2012 in varying amounts...................         9,675          9,800
Note payable, collateralized by a deed of trust, interest at 8.75 percent;
   interest and principal payable monthly through September 2033............         4,697          4,714
Note payable, secured, interest at 9.0 percent, interest and principal
   payable monthly, balance due November 2013...............................         4,276          4,308
Convertible Subordinated Debentures, interest at 6.5 percent, due March 2003,
   redeemed in 1996.........................................................            --         48,904
Note payable, interest at 6.0 percent. Interest payable quarterly commencing
   October 1, 1995; fully repaid in 1996....................................            --          3,400
Other unsecured indebtedness, interest rates up to 13.0 percent, payable in
   varying installments through August 2017.................................           646          1,014
Other secured long-term debt, interest rates up to 10.25 percent, payable in
   varying installments through August 2014.................................         5,614          1,846
                                                                               ------------  -------------
                                                                                   184,908        183,986
Less current portion........................................................         2,418          4,371
                                                                               ------------  -------------
                                                                                  $182,490       $179,615
                                                                               ============  =============

         On June 28, 1996, the Company issued 12.25% Junior Subordinated Notes (the "Junior Subordinated Notes") in an aggregate amount of $50 million. The Junior Subordinated Notes will mature on July 15, 2003, unless previously redeemed. Net proceeds received by the Company totaled approximately $48.4 million and funded the redemption of the Company's outstanding 6.5% Convertible Subordinated Debentures due 2003 (the "Convertible Subordinated Debentures") on July 29, 1996. The Junior Subordinated Notes contain certain covenants, which are similar to the 9.875% Senior Subordinated Notes ("Subordinated Notes"), including limitations on the ability of the Company to, among other things, (a) incur additional indebtedness and issue redeemable preferred stock, (b) sell equity interests in subsidiaries, (c) make certain restricted payments (as defined), (d) create liens, and (e) engage in mergers, consolidations or transfers of substantially all of the assets of the Company to another party.

         Effective September 30, 1996, the Company refinanced three of its Industrial Revenue Bond Issues (IRBs) with an aggregate outstanding principal balance of $7,560,000 with three new issues of tax exempt IRBs maturing through September 2012. One of the new issues has a principal balance of $2,830,000 and bears interest at rates ranging from 4.2% to 6.0% based on the maturity dates of the individual bonds. The other two IRBs bear interest at a variable rate initially set at 4.0% which is capped at 12.0%. The refinancing resulted in an extraordinary loss on extinguishment of debt of $325,000, net of tax resulting from the write-off of unamortized underwriting costs and payment of a call premium. The IRBs are secured by irrevocable standby letters of credit issued against the Company's Amended Credit Agreement.

         On December 28, 1995 the Company entered into a revolving credit loan agreement ("Credit Agreement") with NationsBank of Texas, N.A. as agent for a group of banks, which provided up to $50 million in a revolving line of credit and letters of credit. No borrowings were drawn on the Credit Agreement at

December 31, 1995 and throughout 1996. On December 20, 1996, the Company increased the available financing to $100 million and revised certain terms and covenants through the Amended and Restated Credit Agreement ("Amended Credit Agreement"). Borrowings bear interest at either the Base Rate plus up to .50% or the Adjusted Eurodollar Rate plus .75% to 2.00%, depending on the Company's Consolidated Adjusted Leverage Ratio, all as defined in the Amended Credit Agreement. The Amended Credit Agreement has scheduled commitment reductions of $25 million each on January 2, 1999 and 2000 and expires on January 2, 2001. The Amended Credit Agreement is collateralized by accounts receivable, all of the common stock of each of the Company's subsidiaries and certain other current assets of the Company and its subsidiaries. The Amended Credit Agreement, among other things, (a) requires the Company to maintain certain financial ratios, and
(b) restricts the Company's ability to incur debt and liens, make investments, pay dividends, purchase treasury stock, prepay or modify certain debt of the Company, liquidate or dispose of assets, merge with another corporation, and create or acquire subsidiaries. As of December 31, 1996, $16.2 million of standby letters of credit were issued in connection with the Company's self-insured workers' compensation programs and refinanced Industrial Revenue Bonds (discussed above) out of a total available of $35 million. On January 2, 1997 the Company borrowed $40 million under the Amended Credit Agreement.

         On October 12, 1995, the Company issued Subordinated Notes in an aggregate amount of $110 million. Net proceeds received by the Company totaled approximately $106.7 million of which approximately $31.5 million was used to repay the principal and a prepayment penalty on the Company's 8.10% Senior
Secured Notes (which resulted in a loss on extinguishment of debt of approximately $1.6 million, net of tax) and $47.4 million was used for acquisitions in 1996 (see Note 13). The Subordinated Notes contain certain covenants, including limitations on the ability of the Company to, among other things, (a) incur additional indebtedness and issue preferred stock, (b) sell equity interests in subsidiaries, (c) make certain restricted payments (as defined), (d) create liens, and (e) engage in mergers, consolidations or the transfer of substantially all of the assets of the Company to another party.

         In March 1993, the Company issued $50,000,000 aggregate principal amount of its Convertible Subordinated Debentures resulting in net proceeds to the Company of approximately $47,800,000. During the years ended December 31, 1995 and 1994, $20,000 and $1,076,000 of the Convertible Subordinated Debentures were converted into 1,616 and 86,946 shares of common stock, respectively. On July 29, 1996, the Company completed the redemption of all $48.9 million of its outstanding Convertible Subordinated Debentures for cash at such amount from the proceeds of the Junior Subordinated Notes and available cash. The redemption reduces fully diluted shares by 3.9 million and produces an extraordinary loss on extinguishment of debt of $868,000, net of tax, resulting from the write-off of unamortized underwriting costs.

         Each of the mortgage notes and certain IRBs are secured by a first deed of trust on the related facility. Certain IRBs require the maintenance of debt service reserve funds and all of the IRBs contain affirmative and negative covenants.

Principal maturities on long-term debt are as follows (in thousands):

Year Ending December 31,
1997................................................................   $  2,418
1998................................................................      3,079
1999................................................................        497
2000................................................................        505
2001................................................................        802
Thereafter..........................................................    177,607
                                                                     ----------
Total...............................................................   $184,908
                                                                     ==========

4.        INCOME TAXES

         The Company and its subsidiaries file consolidated federal and state income tax returns and account for income taxes under the provisions of SFAS No. 109.

         As a result of the Care bankruptcy proceedings, a "change in ownership" occurred. Prior to the Merger, the Company had substantial net operating loss carryforwards for tax purposes ("Tax NOL") and income tax credit carryforwards. In March 1994, the Internal Revenue Service ("IRS") issued final regulations relative to Tax NOL utilization when a "change in ownership" occurs in bankruptcy proceedings. These regulations reduced the aggregate Tax NOL available to the Company but did not limit its annual use.

         As a result of the Merger, another "change in ownership" occurred and the Company's Tax NOL and credit carryforward utilization became subject to a combined annual limitation of approximately $7.9 million (on a pre-tax basis) in periods after the Merger.

         After considering the adjustments resulting from the IRS examination for the years 1987 through 1990, the Company has a federal Tax NOL of $2,929,000 and income tax credit carryforwards of $5,503,000 available for use at December 31, 1996. As a result of Fresh Start Reporting, the tax benefits realized from the pre-bankruptcy Tax NOL and income tax credit carryforwards are recorded as an increase in additional paid-in capital and are not recorded in the statement of operations.

         The provision for income taxes is as follows (in thousands):

                                            1996        1995         1994
                                            ----        ----         ----

Current provision:
   Federal...........................      $4,950     $   722       $   597
   State.............................       1,315       1,016           988
                                         ---------    --------    ----------
                                            6,265       1,738         1,585
Deferred provision:
   Federal...........................      (3,797)      2,459        (1,971)
   State.............................        (670)        433          (257)
                                         ---------    --------    ----------
                                           (4,467)      2,892        (2,228)

Charge in lieu of income taxes.......       2,814       2,686         2,636
                                         =========    ========    ==========
                                           $4,612      $7,316       $ 1,993
                                         =========    ========    ==========

         A reconciliation of the federal statutory income tax rate with the Company's effective tax rate follows:

                                                   1996        1995       1994
                                                   ----        ----       ----

  Federal statutory rate......................    34.0%        34.0%      34.0%
  State income taxes, net of federal benefit..     6.0          6.0        6.0
  Disposition of assets charges...............      --         19.6         --
  Other non-deductible items..................      --           --       21.4
  Non-deductible merger related expenses......      --           --      101.4
  Goodwill amortization.......................     3.1          1.7        4.4
  Other, net..................................    (1.2)         0.8         --
                                                  ======       =====     =====
                                                  41.9%        62.1%     167.2%
                                                  =====        =====     ======

         Deferred income taxes arise from temporary differences in the recognition of certain expenses for financial and tax reporting purposes. The following is a summary of these differences and the tax effect of each (in thousands):

                                                            1996          1995
                                                            ----          ----

Deferred income tax assets:
   Allowance for doubtful accounts.................      $  1,057      $  1,054
   Net operating loss carryforward.................           996         3,789
   Loss contingencies and legal settlements........           416           734
   Workers' compensation claims....................         5,370         4,827
   Covenant not to compete.........................           901            --
   Disposition of assets charges...................         4,166         2,844
   Accrued interest................................            --           598
   Other reserves..................................         3,389         1,035
   Credit carryforwards............................         5,519         4,883
   Other...........................................           243           613
   Valuation allowance.............................        (5,207)      (10,100)
                                                         ---------     --------
Total deferred income tax assets...................        16,850        10,277
                                                         ---------     --------

Deferred income tax liabilities:
   Depreciation....................................        (9,417)       (9,109)
   Other...........................................        (5,553)       (3,667)
                                                         ---------     --------
Total deferred income tax liabilities..............       (14,970)      (12,776)
                                                         ---------     --------

Net deferred income tax asset (liability)..........      $  1,880      $ (2,499)
                                                         ===========   ========


         The valuation allowance primarily relates to the net operating loss and income tax credit carryforwards of the Company for periods prior to its emergence from bankruptcy. If and when such carryforwards are realized, the offset will be to additional paid-in capital not to the provision for income taxes.

5.        DEFERRED RENT

         Several of the Company's facilities and a home health office are leased under long-term operating leases that specify scheduled rent increases over the lease terms. Deferred rent of approximately $986,000 and $932,000, at December 31, 1996 and 1995, respectively, has been established to recognize the difference between the rent expense paid and the straight-line recognition of minimum rental expense and is classified in other liabilities and noncurrent reserves.

6.       COMMITMENTS AND CONTINGENCIES

         Letters of Credit
         The Company is contingently liable under letters of credit related to deposit requirements on its self-insured workers' compensation plans and the IRBs discussed in Note 3. State regulations require the maintenance of deposits at specified percentages of estimated future workers' compensation claim payments that can be satisfied through a combination of cash deposits, surety bonds and letters of credit. The total amount of letters of credit outstanding at December 31, 1996 and 1995, were $16,202,000 and $16,050,000, respectively.
At December 31, 1995, the letters of credit were collateralized by cash. The cash collateral was subsequently released in connection with the Company's Credit Agreement discussed in Note 3.

         Leases
         The Company leases certain facilities and offices under cancelable and noncancelable agreements expiring at various dates through 2047. The leases are generally triple-net leases and provide for the Company's payment of property taxes, insurance, and repairs. Certain leases contain renewal options and rent escalation clauses. Rent escalation clauses require either fixed increases or increases tied to the Consumer Price Index ("CPI"). Six leases include purchase options at fixed or market prices at various dates.

         Future minimum lease payments for operating leases at December 31, 1996 are as follows (in thousands):

Year Ending December 31,
1997.........................................             $ 24,402
1998.........................................               23,005
1999.........................................               22,358
2000.........................................               21,460
2001.........................................               20,127
Thereafter...................................              110,805
                                                         ==========
                                                          $222,157
                                                         ==========

         Guarantee of Leases
         The Company is contingently liable for certain operating leases assumed by the purchasers of the Company's leasehold interests in facilities. With the exception of a single facility re-entered on October 1, 1994, following the filing of bankruptcy by the Company's sublessee, which has been operated by the Company since November 1, 1994, the Company is not aware of any failure on the part of these purchasers to meet the terms of their obligations, and does not anticipate any expenditures to be incurred in connection with its guarantees. If a default were to occur, the Company generally would be able to assume operations of the facility and use the net revenues thereof to defray the Company's expenditures on these guarantees.

         The following is a schedule of future minimum lease payments at December 31, 1996 for the operating leases for which the Company is contingently liable (in thousands):

Year Ending December 31,
1997.........................................            $ 3,165
1998.........................................              1,125
1999.........................................              1,128
2000.........................................              1,136
2001.........................................              1,023
Thereafter...................................              4,617
                                                        =========
                                                         $12,194
                                                        =========

         Litigation
         In 1995, a class action lawsuit, which had been filed against the Company in July 1994, was settled for $9,000,000. The Company's portion of this settlement, together with related legal fees and other costs, resulted in a pre-tax charge of $3,098,000, which is included in the consolidated statement of operations for the year ended December 31, 1995.

         The Company is subject to claims and legal actions by patients and others in the ordinary course of its business. The Company has insurance policies related to patient care claims and legal actions. In the event judgments were awarded for non-patient care legal actions or in excess of the insurance coverage for patient care legal actions, the burden would fall on the Company. The Company does not expect that the ultimate outcome of an unfavorable judgment in any pending legal matters would result in a material adverse effect on the Company's consolidated financial position or results of operations.

         Employment Agreements
         At December 31, 1996, the Company had employment agreements with its president, and certain executive and senior vice presidents, which provide for annual base salaries in the aggregate of $1,212,000. The agreements expire at various dates through 1999.

         Insurance
         The Company maintains general and professional liability insurance on a claims made basis, subject to a $100,000 self-insurance retention. In addition, all-risk property insurance, including earthquake and flood, is maintained for all Company locations.

         The Company estimates its liability under the above described programs, including potential legal fees and settlement amounts, with respect to incurred but not reported claims on a monthly basis, based upon its historical experience.

7.        RELATED PARTY TRANSACTIONS

         In February 1988, the Company entered into a 20-year lease with three five-year option periods for its Heritage (Torrance) facility that is owned by a former director of the Company. The lease provides for monthly payments, currently $35,000, which are adjusted annually based on the CPI. Lease expense for the years ended December 31, 1996, 1995 and 1994, was approximately $419,000, $415,000, and $409,000, respectively.

         In June 1990, the Company entered into a ten year lease with four five-year option periods for its Glendora facility that is directly owned by one former director and indirectly owned by another director. The lease provides for equal monthly payments for three years, after which the monthly payment is adjusted annually based on increases in the CPI. Lease expense for the years ended December 31, 1996, 1995 and 1994, was approximately $446,000, $437,000, and $420,000, respectively.

         The Company leases from Newport Harbor Investments Limited, Inc. ("Newport Harbor"), a corporation wholly-owned by a former director of the Company, two nursing facilities located in Beaumont and Riverside, California. The leases provide for monthly rent payments of $7,083 and $5,142, respectively, subject to periodic adjustments based on certain increases in the CPI or Medi-Cal reimbursement rates. The Riverside facility lease contains an option to purchase the facility for $675,000, subject to adjustment based on increases in the CPI from March 1992. In 1992, the Company paid Newport Harbor $120,000 as consideration for the extension of the purchase option on the Riverside facility for a five-year period. During 1996 the Company exercised the option and acquired the facility for approximately $700,000, net of the consideration already paid. Lease expense paid by the Company for the years ended December 31, 1996, 1995 and 1994, was approximately $133,000, $147,000 and $147,000, respectively.

         The Company had a 26% interest in a pharmacy partnership formed in April 1992, which provided products and services to several healthcare facilities operated by the Company. For the year ended December 31, 1994 these purchases totaled approximately $7,525,000. In August 1994, the Company sold its interest in the pharmacy partnership to the other partner. The Company received its net equity in the partnership plus $200,000 for goodwill. The total cash received by the Company was $2,239,000.

8.        INCOME (LOSS) PER SHARE

         For the years ended December 31, 1996, 1995 and 1994, income (loss) per share was calculated based on the weighted average number of common and common equivalent shares outstanding during the periods of 16,476,000, 16,654,000, and 16,545,000, respectively. Fully diluted income (loss) per share for the years ended December 31, 1996, 1995 and 1994 is not presented because the effect of the assumed conversion of the Convertible Subordinated Debentures was anti-dilutive.

         The 1994 income per share calculation does not include the shares reserved for issuance in connection with the Company's Share Appreciation Rights Plan, which provides for settlement of the rights in cash or stock. Through December 31, 1994, all Share Appreciation Rights that had been settled were settled for cash. During 1995, the Board of Directors settled all remaining outstanding rights and issued shares which are included in the weighted average share calculation for 1996 and 1995. (See Note 10.)

9.        STOCK OPTIONS

         Pursuant to the Merger, Care became a wholly owned subsidiary of Regency. Stockholders of Care received 0.71 of a share of Regency common stock for each share of Care common stock outstanding. Pursuant to the Merger, Regency's stock option plan was amended to increase the number of shares of Regency common stock available for grant to 1,937,991 shares. This amount does not include the assumption of the Care stock option plan or share appreciation rights plan.

         The Company has a Director Stock Plan whereby each non-employee director of the Company receives on July 1 of each year 2,000 restricted shares of Company Common Stock and options to purchase an additional 6,000 shares of Company Common Stock. The period of restriction for each award of shares of restricted stock expires on the last to occur of: the end of the six month period following the grant date; participant's direct or indirect pecuniary ownership of shares not subject to restrictions for at least 12 months, provided that the restrictions shall lapse with respect to one restricted share granted for every two shares of unrestricted shares; and participants attendance at 75% of the scheduled board meetings during the 12 month period immediately preceding the grant date. Any shares which remain restricted when a director's service on the Company's Board terminates, will be forfeited. The stock options are granted at fair market value on the date of grant and the participants are entitled to exercise such options beginning six months and one day after grant and ending ten years after grant. During the years ended December 31, 1996, 1995 and 1994, the Company awarded 12,000, 14,000, and 12,000 shares of restricted stock, respectively, and during the year ended December 31, 1994, 6,000 shares of restricted stock were forfeited. At December 31, 1996 restrictions remained on 12,000 shares of stock. In January 1997, the period of restriction lapsed on 12,000 shares.

         The following is a summary of options granted pursuant to Regency's Employee and Director stock option plans (such amounts do not include restricted stock awards):

                                             For the year ended December 31,
                           1996                           1995                           1994
                 --------------------------    ---------------------------    ----------------------------
                                Weighted                       Weighted                        Weighted
                                Average                        Average                          Average
                                Exercise                       Exercise                        Exercise
                   Shares         Price          Shares          Price          Shares           Price
                   ------         -----          ------          -----          ------           -----
Options
outstanding at
the beginning
of the year..     1,226,214       $11.94       1,773,436         $12.37        659,058            $5.63
Granted......       911,000        10.34         262,641          11.42      1,461,015            15.08
Exercised....      (99,491)         4.28       (210,004)           5.90       (94,736)             5.27
Canceled.....     (288,612)        13.28       (599,859)          15.11      (251,901)            13.28
                 ===========      ======       =========         =======     =========           ======
Options
outstanding at
the end of the
year.........     1,749,111       $11.32       1,226,214         $11.94      1,773,436           $12.37
                 ===========    ========       =========         ======      =========           ======

Options
Exercisable..       493,008                      527,284                       701,563
                 ===========                   =========                     =========

         During 1996, 1995 and 1994, no compensation cost was recognized related to the above stock options. The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes Single Option approach with ratable amortization.

                                                            1996          1995
                                                            ----          ----
Risk-free interest rate.................................... 5.90%         6.14%
Expected life..............................................  7.65          6.50
Expected volatility........................................   41%           41%
Expected dividends.........................................     -             -
Weighted average grant date fair value of options granted.. $5.61         $5.95

         A detail of the options outstanding and exercisable as of December 31, 1996 is presented below:

                           Options outstanding                                     Options exercisable
--------------------------------------------------------------------------    ------------------------------
                                            Weighted
                                             average           Weighted                          Weighted
                                            remaining           average                           average
Range of exercise         Number           contractual         exercise          Number          exercise
      prices            outstanding       life in years          price        exercisable          price
-------------------    --------------    ----------------     ------------    -------------     ------------
$3.17  -  $6.98              105,561                 .84          $  3.95          100,235          $  3.94
9.15   -  10.75              821,112                8.83            10.04           86,796            10.15
11.00  -  12.88              389,000                8.72            11.69           71,250            11.68
15.00  -  15.38              433,438                7.34            15.22          234,727            15.21
-------------------        ----------               ----          -------          -------          -------

$3.17  - $15.38            1,749,111                7.96           $11.32          493,008           $11.52
===============            ==========               ====          =======          =======          =======

         As the Company has adopted the disclosure requirement of SFAS No. 123, the following table shows pro-forma net income and earnings per share as if the fair value based accounting method had been used to account for stock-based compensation cost.

         (in thousands, except earnings per share)         1996         1995
                                                           ----         ----
         Net income as reported......................     $5,206       $2,845
         Pro forma compensation expense..............      (774)        (235)
                                                          ======       ======
         Pro forma net income........................     $4,432       $2,610
                                                          ======       ======

         Pro forma earnings per share................       $.27         $.16
                                                          ======       ======

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. At December 31, 1996, 2,123,897 shares of common stock have been reserved for issuance under the Company's stock option plans.

10.       SHARE APPRECIATION RIGHTS PLAN

         In January 1991, Care's Board of Directors adopted a Share Appreciation Rights Plan (the "SAR Plan"), which provided for the award of up to 710,000 units to certain key executives. The SAR Plan was amended by the Care Board of Directors and stockholders in May 1992, and assumed by Regency at the time of the Merger.

         The SAR Plan provides that upon award, 25% of the units vest on each of the first four anniversaries of the award date and vested units must be exercised before the fifth anniversary of the award. All outstanding units fully vested on January 1, 1995. Upon exercise, the awardee is entitled to receive the difference between the base value and the market value on the date the units are exercised, in cash or stock, at the Company's option. During 1995, the Company discontinued the SAR Plan and settled all outstanding units for $1,628,000 cash and 55,310 shares. This resulted in a charge to income of $534,000 during 1995.

         The following is a summary of the SAR Plan (as adjusted by the Exchange Ratio due to the Merger):


                                                    Year ended December 31,
                                                     1995          1994
                                                     ----          ----
Units outstanding at beginning of the year......      236,430      236,430
Granted.........................................           --           --
Settled.........................................    (236,430)           --
Canceled........................................           --           --
                                                 =============  ===========
Units outstanding at end of the year............           --      236,430
                                                 =============  ===========

Units exercisable at end of the year............           --      177,322
                                                 =============  ===========

Unit price of outstanding units.................           --        $1.41
                                                 =============  ===========

Unit price of settled units.....................        $1.41           --
                                                 =============  ===========


11.       RETIREMENT SAVINGS PLAN

         Regency sponsors an employee retirement savings plan under Section 401(k) of the Internal Revenue Code. All employees who are regularly scheduled to work 20 hours or more per week, and complete 90 days of service are eligible to participate. Participants can contribute, on a pre-tax basis, up to 15% of their earnings to the plan (subject to certain limitations), for which the Company matched 15% of the first 3% of contributions made for persons with less than three years of service and 25% of the first 5% for all others. The Company's contributions are subject to a four-year vesting period. Matching contributions made by the Company for the years ended December 31, 1996, 1995 and 1994 were approximately $697,000, $471,000, and $279,000, respectively.

12.       MERGER AND RESTRUCTURING EXPENSES

         All fees and expenses related to the Merger and to the consolidation and restructuring of the combining companies during the year ended December 31, 1994, were expensed as required under the pooling-of-interests accounting method.

         The following is a summary of the merger and restructuring expenses, separated into cash and non-cash items (in thousands):

                                                                       Cash       Non-Cash        Total
                                                                       ----       --------        -----
Severance.....................................................        $ 4,394        $   --      $ 4,394
Management information, accounting,
   and operational integration................................          2,373            --        2,373
Investment banking fees.......................................          1,400            --        1,400
Value of assets written off...................................             --           777          777
Legal fees....................................................            612            --          612
Mailing and printing costs....................................            501            --          501
Merger bonuses................................................            500            --          500
Accounting fees...............................................            440            --          440
Former Care director and officer liability insurance..........            550            --          550
Miscellaneous.................................................            453            --          453
                                                                      -------     ---------     --------
                                                                       11,223           777       12,000
                                                                      -------     ---------     --------
Duplicate facility disposals:
   Operating losses...........................................            581            --          581
   Value of assets written off................................             --         1,569        1,569
   Loss on disposals..........................................            500            --          500
                                                                      -------     ---------     --------
                                                                        1,081         1,569        2,650
                                                                     ========     =========     ========
Total.........................................................        $12,304        $2,346      $14,650
                                                                     ========     =========     ========

         As of December 31, 1994, the remaining accrual relating to merger and restructuring expenses was $4,452,000 including cash and non-cash items of $2,800,000 and $1,700,000, respectively. The remaining accrual consisted of a provision for duplicate facility disposals of $2.3 million, severance costs of $1.5 million, investment banking fees of $126,000, and other costs totaling $545,000. All remaining costs were utilized during 1995. (See Note 14.)

13.      ACQUISITIONS

         Effective January 2, 1996, the Company completed the acquisition of the assets of Assist-A-Care, a pharmacy located in San Diego, California. The purchase price was $5.8 million, composed of $3.2 million cash and a $2.6 million note payable.

         Effective February 1, 1996, the Company acquired leasehold interests in 18 health care facilities in Tennessee and North Carolina with 2,375 beds from Liberty Healthcare Limited Partnership ("Liberty") through an asset purchase for $39.3 million cash and a note payable for $2.2 million. The Company also acquired Executive Pharmacy (consisting of one pharmacy in North Carolina and one in Tennessee) with a $763,000 note payable and an enteral feeding business for $1.5 million cash from businesses affiliated with Liberty. In addition, the Company paid $400,000 cash for the inventory of Liberty. A portion of the purchase was funded with notes payable, which may be reduced as a result of certain seller liabilities and audit adjustments. Escrow accounts established at the time of purchase were funded with $2.96 million for payment on the notes payable and are included in other assets on the accompanying consolidated balance sheet as of December 31, 1996.

         On April 1, 1996, the Company completed the acquisition of the assets of Buena Vista Nursing Center ("Buena Vista"), a health care facility with 64 skilled nursing beds and 22 assisted living beds, located in Lexington, North Carolina. The purchase price was $2.875 million, consisting of $2.675 million in cash and a $200,000 note payable. Payment of the note is dependent upon Buena Vista attaining certain financial targets.

         On July 6, 1995, the Company acquired all of the stock of SCRS & Communicology, Inc. ("SCRS") for a total purchase price of $13.5 million, of which $3.4 million is represented by a promissory note which was paid in January 1996. SCRS provides contract rehabilitation services to Company operated and third party healthcare facilities.

         All acquisitions during 1995 and 1996 were accounted for under the purchase method of accounting

         The following unaudited pro forma condensed consolidated statements of earnings present the summarized consolidated results of operations of the
Company after giving effect to the acquisitions of Liberty and Liberty-affiliated businesses for the years ended December 31, 1996 and 1995, as if such acquisitions had been consummated on January 1, 1995 (in thousands, except per share data):

                                                               Year ended
                                                               December 31,
                                                             -------------------
                                                               1996      1995
                                                               ----      ----
                                                                  (Unaudited)
       Net operating revenue...............................  $564,856  $495,690
       Total costs and expenses............................   553,264   483,020
                                                              -------  --------

       Income before provision for income taxes............    11,592    12,670
       Provision for income taxes..........................     4,856     7,676
                                                             --------  --------

       Net income before extraordinary item................  $  6,736  $  4,994
                                                             ========  ========

       Income before extraordinary item per common share...  $   0.41  $   0.30
                                                             ========  ========

         The pro forma results are presented for informational purposes only and are not necessarily indicative of what results of operations actually would have been had such acquisitions been consummated at the beginning of such period or of future operations or results. The effect of the other acquisitions is immaterial.

14.      RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         During 1996 the Company developed a comprehensive strategic plan impacting all of its operating divisions. In connection with this strategic plan the Company has undertaken initiatives designed to reengineer the operating model through which it manages its business. This reengineering effort is focused on identifying and implementing the most effective and efficient model for managing the delivery of products and services to the Company's patients on a local market by market basis. The plan includes consolidating and automating the Pharmacy operations, consolidating the Home Health operations, automating and streamlining certain functions in the nursing center operations, and streamlining the corporate support structure. Through this process the Company identified approximately 350 non-direct patient care positions across all divisions, including the Corporate Office, which will be eliminated. Of the positions identified, approximately 30 were eliminated during 1996. The Company began the implementation phase of this plan during the fourth quarter of 1996.

         Additionally, the Company has identified the implementation of significant management information system (MIS) enhancements as a critical component of its overall strategic plan. Implementing these MIS initiatives will be an integral part of the realization of an effective and efficient management model, through which the Company can monitor its patients, from both a cost and a clinical perspective, seamlessly throughout the continuum of care and across all divisions of the Company. Furthermore, these MIS initiatives will provide management with complete patient information within each local market, which is vital in the managed care environment of today and in the future. This implementation is expected to continue during 1997 and into 1998. Several of the

Company's current management information systems will be replaced in connection with the MIS initiatives. The Company has also identified certain impaired property and equipment and intangible assets and future contractual obligations that will have no value to the Company under the new operating model due to obsolescence, consolidation of locations, and streamlining of processes. Accordingly, the Company has written off certain long-term assets and accrued certain obligations, including obligations related to leases.

         The Company has evaluated the reserve established in 1995 for the disposition of 13 facilities located in California discussed below and allowances established for certain notes and other non-patient receivables. Based on the actual sale of six of the 13 facilities, and the estimated sales prices for the remaining seven facilities, the Company has reduced the reserve for the disposition of 13 facilities as of December 31, 1996. Earnings before income taxes for the remaining seven facilities were $940,000, $765,000 and $316,000 for 1996, 1995 and 1994, respectively. In addition, an allowance was established for certain notes and non-patient receivables that arose in prior years, which were not collected as anticipated by the Company and certain long-term assets were written down to net realizable value.

         The following summarizes the impact of the above items on the Company's results of operations for 1996:

                                                                              Non-
                                                      Restructuring        recurring            Total
                                                     -----------------    -------------     ---------------
MIS and other property and equipment written off
                                                           $2,057,000       $2,320,000        $  4,377,000
Goodwill and other assets written off...........            2,300,000        1,255,000           3,555,000
Future lease and other obligations..............              325,000        1,891,000           2,216,000
Severance (including $711,000 paid during 1996).
                                                            1,377,000               --           1,377,000
Allowance for notes and other receivables.......                   --        1,010,000           1,010,000
Reengineering costs incurred....................              511,000               --             511,000
Reduction of reserve for assets held for sale...                   --       (1,763,000)         (1,763,000)
                                                          -----------      -----------        -------------

                                                           $6,570,000       $4,713,000         $11,283,000
                                                          ===========      ===========        ============

         In 1995, the Company determined to dispose of 13 facilities located in California. In addition, during 1995 the Company completed the disposition of duplicate facilities identified during 1994 as part of the merger and restructuring costs, the Simi Valley healthcare facility damaged in the
Southern California (Northridge) earthquake and one other facility, and exchanged leasehold interests in three nursing centers in New Mexico for leasehold interest in four nursing centers in Ohio. These transactions resulted in a net charge of $9,000,000 during 1995. This charge was based upon management's best estimates of the amounts expected to be estimated fair value less selling costs.

15.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments at December 31, 1996 are as follows (in thousands):

                                                     Carrying
                                                      Amount       Fair Value
                                                     --------      ----------

   Cash and cash equivalents..................       $ 22,875       $ 22,875
                                                     ========       ========

   Mortgage notes receivable..................       $  1,937       $  1,937
                                                     ========       ========

   Long-term debt, including current portion..       $184,908       $190,139
                                                     ========       ========

         The carrying amount approximates fair value for cash and cash equivalents because of the short maturity of these instruments. The fair value of mortgage notes receivable was estimated based on the present value of future cash flows using current rates the Company could obtain on notes with similar characteristics and maturities. The fair value for the Company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the present value of future cash flows using current rates the Company could obtain on debt with similar characteristics and maturities.

16.      SUBSEQUENT EVENTS

         Effective January 1, 1997, the Company acquired four acute rehabilitation hospitals, eleven outpatient rehabilitation clinics and six neurological treatment centers from Horizon/CMS Healthcare Corporation ("CMS"). The purchase price was $43.0 million, made up of a cash payment of $36.3 million and notes payable totaling $6.7 million.

17.       QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                          Year Ended December 31, 1996
                                          First        Second         Third         Fourth
                                         Quarter       Quarter       Quarter        Quarter        Total
                                         -------       -------       -------        -------        -----
                                                   (in thousands, except per share amounts)

Net operating revenue..............      $129,963      $137,632      $144,103       $146,352      $558,050
                                         ========      ========      ========       ========      ========

Income (loss) before extraordinary
   item............................        $2,737        $3,065        $3,641       $(3,044)        $6,399
                                         ========      ========      ========       ========      ========

Net income (loss)..................        $2,737        $3,065        $2,448       $(3,044)        $5,206
                                         ========      ========      ========       ========      ========

Income (loss) per share - Primary:
   Income (loss) before
      extraordinary item...........          $.16          $.19          $.22         $(.19)          $.39
                                         ========      ========      ========       ========      ========

   Net income (loss)...............          $.16          $.19          $.15         $(.19)          $.32
                                         ========      ========      ========       ========      ========

Income (loss) per share -
   Fully Diluted:
   Income (loss) before
      extraordinary item...........          $.16          $.18          $.22         $(.19)          $.39
                                         ========      ========      ========       ========      ========

   Net income (loss)...............          $.16          $.18          $.15         $(.19)          $.32
                                          ========     ========      ========       ========      ========

         Effective January 2, 1996, the Company completed the acquisition of the assets of Assist-A-Care, a pharmacy located in San Diego, California. The purchase price was $5.8 million, composed of $3.2 million in cash and a $2.6 million note payable.

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

         On April 1, 1996, the Company completed the acquisition of the assets of Buena Vista Nursing Center in Lexington, North Carolina. The purchase price was $2.875 million, consisting of $2.675 million in cash and a note payable for $200,000.

         On July 29, 1996, the Company completed the redemption of all $48.9 million of its outstanding Convertible Subordinated Debentures for cash at such amount. The redemption reduces fully diluted shares by 3.9 million shares and results in an extraordinary loss on extinguishment of debt of $868,000, net of tax, resulting from the write-off of unamortized underwriting costs.

         Effective September 30, 1996, the Company refinanced three of its IRBs with an aggregate outstanding principal balance of $7,560,000 with three new issues of tax exempt IRBs. The refinancing resulted in an extraordinary loss on extinguishment of debt of $325,000, net of tax, resulting from the write-off of unamortized underwriting costs and a call premium paid.

         During the fourth quarter of 1996, the Company recorded an $11.3 million charge related to restructuring and other non-recurring items as discussed in Note 14.

                                                          Year Ended December 31, 1995
                                          First         Second        Third         Fourth
                                         Quarter        Quarter      Quarter        Quarter        Total
                                         -------        -------      -------        -------        -----
                                                    (in thousands, except per share amounts)

Net operating revenue..............       $97,548       $99,766      $107,492       $111,287      $416,093
                                          =======       =======      ========       ========      ========

Income (loss) before extraordinary
   item............................        $3,087        $1,780        $4,042       $(4,455)        $4,454
                                          =======       =======      ========       ========      ========

Net income (loss)..................        $3,087        $1,780        $4,042       $(6,064)        $2,845
                                          =======       =======      ========       ========      ========

Income (loss) per share - Primary:
   Income (loss) before
      extraordinary item...........          $.19          $.11          $.24         $(.27)          $.27
                                          =======       =======      ========       ========      ========

   Net income (loss)...............          $.19          $.11          $.24         $(.36)          $.17
                                          =======       =======      ========       ========      ========

Income (loss) per share -
   Fully Diluted:
   Income (loss) before
      extraordinary item...........          $.18          $.11          $.22         $(.27)          $.27
                                          =======       =======      ========       ========      ========

   Net income (loss)...............          $.18          $.11          $.22         $(.36)          $.17
                                          ========      =======      ========       ========      ========


         Effective July 6, 1995, the Company acquired all of the stock of SCRS & Communicology, Inc. ("SCRS") for a total purchase price of $13.5 million, of which $3.4 million is represented by a promissory note which was paid in January 1996. The acquisition was accounted for under the purchase method of accounting. SCRS provides rehabilitation services to Company operated and third party healthcare facilities.

         In May 1995, a class action lawsuit which had been filed against the Company in July 1994, was settled for $9,000,000. The Company's portion of this settlement, together with related legal fees and other costs, resulted in a pre-tax charge of $3,098,000, which is included in the consolidated statement of operations for the quarter ended June 30, 1995.

         In October 1995, the Company repaid its $30 million, 8.10% Senior Secured Notes resulting in costs and prepayment penalties of $2,681,000 ($1,609,000 net of tax), classified as an extraordinary item in the quarter ended December 31, 1995.

         In December 1995, the Company recorded a $9,000,000 charge, primarily related to the disposition of certain facilities (See Note 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item for the Company's directors and executive officers will be contained in Regency's Notice of Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission on or before April 14, 1997, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this item will be contained in Regency's Notice of Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission on or before April 14, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item will be contained in Regency's Notice of Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission on or before April 14, 1997 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item will be contained in Regency's Notice of Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission on or before April 14, 1997, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following are filed as part of this Report.

(a)(1) FINANCIAL STATEMENTS

Report of Independent Public Accountants.......................... 31
Consolidated Balance Sheets as of December 31, 1996 and 1995...... 32
Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994................................ 34
Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1996, 1995 and 1994.......................... 35
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994................................ 36
Notes to Consolidated Financial Statements........................ 38

(a)(2) FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts
         All other  Financial  Statement  schedules  have been omitted from this
Item 14(a)(2) because they are not applicable or not required or because the information is included elsewhere in the financial statements or the notes thereto.

(a)(3) EXHIBITS

     Number                   Description

       3.1          Restated Certificate of Incorporation of the Company. (7)

       3.2 Restated Bylaws of the Company, and Amendment thereto dated June 8, 1995 (11).

       4.1 Restated Certificate of Incorporation and Restated Bylaws filed as Exhibits 3.1 and 3.2. (7)(11)

       4.2          Specimen of Common Stock Certificate. (1)

       4.3 Indenture, dated as of October 12, 1995, for 9-7/8% Senior Subordinated Notes due 2002, among Registrant, the Subsidiary Guarantors named therein and U.S. Trust Company of California, N.A., as Trustee. (originally filed as Exhibit number 4.4) (12)

       4.4 Form of 9 7/8% Senior Subordinated Note due 2003 of Regency Health Services, Inc. (included in Exhibit 4.3)

       4.5 Second Amended and Restated Registration Rights Agreement, dated as of January 31, 1994, among Regency Health Services, Inc., Care Enterprises, Inc. and the stockholders named therein. (originally filed as Exhibit number 4.7) (7)

       4.6* Registrant's Long-Term Incentive Plan. (originally filed as Exhibit number 4.8) (4)

       4.7*         Amendment  to  Regency   Health  Services,   Inc.  Long-Term
                    Incentive Plan. (originally filed as Exhibit number 4.9)(7)

       4.8*         Regency   Health   Services,   Inc.   Director  Stock  Plan.
                    (originally filed as Exhibit number 4.10) (4)

       4.9* Indenture, dated as of June 28, 1996, between Regency Health Services, Inc. As Issuer, the Guarantors named therein and U.S. Trust Company of California, N.A., as Trustee. (originally filed as Exhibit number 4.11) (16)

       4.10* Form of 12-1/4% Subordinated Note due 2003 of Regency Health Services, Inc. (included in Exhibit 4.9). (originally filed as Exhibit number 4.12) (16)

      10.1*         Registrant's  401  (K)  Employee  Retirement  Savings  Plan.
                    (originally filed as Exhibit number 10.1) (1)

      10.2* Form of Indemnity Agreement between the Registrant and its Directors. (originally filed as Exhibit number 10.3) (1)

      10.3 Master Contract for Non-Public, Non-Secretarian School Agency Services, dated September 16, 1991, between Regency High School and Long Beach Unified School District. (originally filed as Exhibit number 10.4) (1)

      10.4 Mental Health Services Agreement for adolescent center for 1993, 1994 and 1995, between the County of Los Angeles, Department of Mental Health and Harbor View, formerly
                    Harbor View Rehabilitation Center. (originally filed as Exhibit number 10.5) (2)

      10.5          Building  Loan  Agreement,  dated  November 20, 1992, by and
                    between   Carmichael    Convalescent    Hospital   and   PFC
                    Corporation. (originally filed as Exhibit number 10.6) (3)

      10.6          Security Agreement, dated as of  November 20,  1992, between
                    Carmichael  Convalescent   Hospital  and  PFC   Corporation.
                    (originally filed as Exhibit number 10.7) (3)

      10.7*         Employment Agreement between Regency Health  Services,  Inc.
                    and Richard K. Matros dated April 4, 1994. (originally filed as Exhibit number 10.10) (7)

      10.8* Letter agreement between the Registrant and Cecil Mays (originally filed as Exhibit number 10.14) (9)

      10.9*         Employment agreement between Regency  Health Services,  Inc.
                    and Stephen W. Carlton dated January 9, 1995. (originally filed as Exhibit number 10.17) (10)

      10.10* Indemnification Agreement dated January 1, 1994, between the Company and Brad L. Kerby. (originally filed as Exhibit number 10.18) (10)

      10.11 Stock Purchase Agreement dated as of July 5, 1995 among the Company, Sherri Medina, Jamison Ashby, Daniel Larson and Vivra Incorporated. (originally filed as Exhibit number 10.19) (11)

      10.12 Promissory Note dated as of July 6, 1995 by the Company in favor of Vivra Incorporated. (originally filed as Exhibit number 10.20) (11)

      10.13 Indemnification Escrow Agreement dated as of July 6, 1995 among the Company, Vivra Incorporated, SCRS & Communicology, Inc., of Ohio and Mellon Bank, N.A. (originally filed as Exhibit number 10.21) (11)

      10.14 Form of Non-Competition and Non-Disclosure Agreement dated as of July 6, 1995 between the Company and each of Sherri Medina, Jamison Ashby and Daniel Larson. (originally filed as Exhibit number 10.22) (11)

      10.15 Non-Competition and Non-Disclosure Agreement dated as of July 6, 1995 between the Company and Vivra Incorporated. (originally filed as Exhibit number 10.23) (11)

      10.16 Inducement Agreement dated as of July 6, 1995 among the Company, Sherri Medina and SCRS & Communicology, Inc., of Ohio. (originally filed as Exhibit number 10.24) (11)

      10.17 Management Services Agreement dated January 1, 1995 between SCRS & Communicology, Inc., of Ohio and SCRS & Communicology, Inc. (originally filed as Exhibit number 10.25) (11)

      10.18* Employment Agreement dated as of July 6, 1995 between the Company and Sherri Medina. (originally filed as Exhibit number 10.26) (11)

      10.19* Employment Agreement dated as of June 8, 1995 between the Company and David A. Grant. (originally filed as Exhibit number 10.27) (11)

      10.20* Severance Agreement and Release of Claims dated as of March 31, 1995 between the Company and Brad L. Kerby. (originally filed as Exhibit number 10.29) (11)

      10.21* Credit Agreement, dated as of December 28,1995, among Registrant, the financial institutions listed therein as Lenders, Nations Bank Capital Markets, Inc., as Arranger and NationsBank of Texas, N.A., as Agent. (originally filed as Exhibit number 10.31) (13)

      10.22* Settlement Agreement and Release of All Claims dated as of October 18, 1995 between the Company and James R. Wodach (originally filed as Exhibit number 10.32) (14)

      10.23* Employment Agreement dated as of December 15, 1995 between the Company and Bruce D. Broussard (originally filed as Exhibit number 10.33) (14)

      10.24         Non-Qualified   Stock  Option  Agreement   between   Regency
                    Health   Services,   Inc.   and  Richard  K.  Matros   dated
                    January 2, 1996.

      10.25         Non-Qualified  Stock  Option   Agreement   between   Regency
                    Health   Services,   Inc.  and   Bruce  D.  Broussard  dated
                    January 2, 1996.

      10.26* Severance Letter Agreement dated as of February 22, 1996 between the Company and Barbara Garner (originally filed as Exhibit number 10.34) (14)

      10.27 Purchase and Sale Agreement, dated as of January 12, 1996, between Registrant and Liberty Healthcare Limited Partnership and Liberty Assisted Living Centers Limited Partnership. (originally filed as Exhibit number 10.35)(15)

      10.28         Stock Purchase and Sale  Agreement  dated  February 1, 1996, between First Class Pharmacy, Inc., a wholly-owned subsidiary of the Registrant, and the owners of Common
                    Stock of Executive Pharmacy Services, Inc. (originally filed as Exhibit number 10.36) (15)

     10.29 Purchase and Sale Agreement - Fresno, dated as of November 19, 1996, between Regency Rehab Hospitals, Inc., a wholly-owned subsidiary of the Registrant and Continental Medical Systems, Inc. (originally filed as Exhibit number 2.1) (17)

     10.30 Purchase and Sale Agreement - Kentfield, dated as of November 19, 1996 between Regency Rehab Hospitals, Inc., a wholly-owned subsidiary of the Registrant and Kentfield Hospital Corporation. (originally filed as Exhibit number 2.2) (17)

     10.31 Stock Purchase and Sale Agreement - Rehabworks of California, dated as of November 19, 1996, between Regency Rehab Hospitals, Inc., a wholly-owned subsidiary of the Registrant and CMS Therapies, Inc. (originally filed as Exhibit number 2.3) (17)

     10.32 Purchase and Sale Agreement - San Bernardino, dated as of November 19, 1996, between Regency Rehab Hospitals, Inc., a wholly-owned subsidiary of the Registrant and Continental Medical Systems, Inc. (originally filed as Exhibit number 2.4) (17)

     10.33 Purchase and Sale Agreement - San Bernardino Real Estate, dated as of November 19, 1996, between Regency Rehab Properties, Inc., a wholly-owned subsidiary of the Registrant and Rehab Concepts Corp. (originally filed as Exhibit number 2.5) (17)

     10.34 Purchase and Sale Agreement - San Diego, dated as of November 19, 1996, between Regency Rehab Hospitals, Inc., a wholly-owned subsidiary of the Registrant and San Diego Rehab Limited Partnership. (originally filed as Exhibit number 2.6) (17)

     10.35 Purchase and Sale Agreement - San Diego Real Estate, dated as of November 19, 1996, between Regency Rehab Properties, Inc., a wholly-owned subsidiary of the Registrant and San Diego Health Associates Limited Partnership. (originally filed as Exhibit number 2.7) (17)

     10.36 Purchase and Sale Agreement - Western Neurologic Residential Centers, dated as of November 10, 1996, between Regency Rehab Hospitals, Inc., a wholly-owned subsidiary of the Registrant and Western Neurologic Residential Centers. (originally filed as Exhibit number 2.8) (17)

     10.37 First Amendment to Purchase and Sale Agreement - Western Neurologic Residential Centers, Dated as of November 19, 1996, between Regency Rehab Hospitals, Inc., a wholly-owned subsidiary of the Registrant and Western Neurologic Residential Centers. (originally filed as Exhibit number 2.9) (17)

     10.38 Regional Office Agreement, dated November 19, 1996, between Regency Rehab Hospitals, Inc., a wholly-owned subsidiary of the Registrant and Continental Medical Systems, Inc. (originally filed as Exhibit number 2.10)(17)

     10.39 Amended and Restated Credit Agreement dated as of December 20, 1996 among Regency Health Services, Inc., as borrower, the Lenders listed, Nationsbanc Capital Markets, Inc., as arranger, and Nationsbank of Texas, N.A., as agent. (originally filed as Exhibit number 2.11) (17)

     10.40 Amendment and confirmation of Collateral Account Agreement, Company Pledge Agreement and Company Security Agreement. (originally filed as Exhibit number 2.12) (17)

     10.41          Amendment   and   Confirmation   of   Subsidiary   Guaranty,
                    Subsidiary   Pledge   Agreement  and   Subsidiary   Security
                    Agreement. (originally filed as Exhibit number 2.13) (17)

     10.42 Asset Purchase Agreement among Managed Respiratory Care Services, Inc. (MRCS), and Arizona corporation, Jean Mathews and Joe Salazar (the sole stockholders, directors and officers of MRCS) and SCRS & Communicology, Inc. of Ohio, a wholly owned subsidiary of the Registrant.

     10.43 Financing Agreement by and between the City of Beckley, West Virginia and Beckley Health Care Corp. ("Beckley Financing Agreement"), a wholly owned subsidiary of the Registrant, dated as of September 1, 1996.

     10.44 Indenture of Trust relating to $2,830,000 Nursing Facility Refunding Revenue Bonds, Series 1996 by and between The City of Beckley, West Virginia and One Valley Bank, National Association, as Trustee, dated as of September 1, 1996 issued in connection with the Beckley Financing Agreement.

     10.45 Financing Agreement by and between the Board of Commissioners of the County of Perry, Ohio, by and on behalf of the County of Perry, Ohio and New Lexington Health Care Corp. ("New Lexington Financing Agreement"), a wholly owned subsidiary of the Registrant, dated as of September 1, 1996.

     10.46 Indenture of Trust relating to $2,545,000 Nursing Facility Refunding Revenue Bonds, Series 1996 by and between County of Perry, Ohio and SunTrust Bank, Central Florida, National Association, as Trustee, dated as of September 1, 1996 issued in connection with the New Lexington Financing Agreement.

     10.47 Financing Agreement by and between the County Commission of Harrison County by and on behalf of Harrison County, West Virginia and Salem Health Care Corp. ("Salem Financing Agreement"), a wholly owned subsidiary of the Registrant, dated as of September 1, 1996.

     10.48 Indenture of Trust relating to $2,185,000 Nursing Facility Refunding Revenue Bonds, Series 1996 by and between the County Commission of Harrison County by and on behalf of Harrison County, West Virginia and One Valley Bank, National Association, as Trustee, dated as of September 1, 1996 issued in connection with the Salem Financing Agreement.

      13            1996 Annual Report to Security Holders

      21            List of Subsidiaries of the Registrant

      23            Consent of Independent Public Accountants

      27            Financial Data Schedule

*    Management or compensatory plan, contract or arrangement
(1) Incorporated by reference to Regency Health Services, Inc.'s Registration Statement on Form S-1 (No. 33-45591).
(2) Incorporated by reference to Regency Health Services, Inc.'s 1992 Annual Report on Form 10-K (File No. 1-11144).
(3) Incorporated by reference to Regency Health Services, Inc.'s Registration Statement on Form S-1 (No. 33-53590).
(4) Incorporated by reference to Regency Health Services, Inc.'s 1993 Proxy Statement dated December 10, 1993 (File No. 1-11144).
(5) Incorporated by reference to Regency Health Services, Inc.'s 1993 Annual Report on Form 10-K (File No. 1-11144).
(6) Incorporated by reference to Regency Health Services, Inc.'s Report on Form 10-Q for the Quarter Ended September 30, 1993 (File No. 1-11144).
(7) Incorporated by reference to Regency Health Services, Inc.'s and Care Enterprises, Inc.'s Joint Proxy Statement dated March 7, 1994.
(8) Incorporated by reference to Care Enterprises, Inc.'s 1993 Annual Report on Form 10-K (File No. 1-9310).
(9) Incorporated by reference to Regency Health Services, Inc.'s Transition Report on Form 10-K (File No. 1-11144).
(10) Incorporated by reference to Regency Health Services, Inc.'s 1994 Annual Report on Form 10-K (File No. 1-11144).
(11) Incorporated by reference to Regency Health Services, Inc.'s Report on Form 10-Q for the Quarter Ended June 30, 1995 (File No. 1-11144).
(12) Incorporated by reference to Regency Health Services, Inc.'s Report on Form 8-K dated August 24, 1995 (File No. 1-11144).
(13) Incorporated by reference to Regency Health Services, Inc.'s Report on Form 8-K dated December 28, 1995 (File No. 1-11144).
(14) Incorporated by reference to Regency Health Services, Inc.'s 1995 Annual Report on Form 10-K (File No. 1-11144).
(15) Incorporated by reference to Regency Health Services, Inc.'s Report on Form 8-K dated February 15, 1996 (File No. 1-11144).
(16) Incorporated by reference to Regency Health Services, Inc.'s Report on Form 10-Q for the Quarter Ended June 30, 1996 (File No. 1-11144).
(17) Incorporated by reference to Regency Health Services, Inc.'s Report on Form 8-K dated January 15, 1997.


(b) REPORTS ON FORM 8-K

         None.

                                                                     SCHEDULE II


                          REGENCY HEALTH SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                Balance         Charged           Charged
                                  at              to                 to                              Balance
                               Beginning        Costs &            Other                             at End
        Description            of Period       Expenses           Accounts         Deductions       of Period
--------------------------    ------------     ----------        -----------      ------------     -----------

FOR THE YEAR ENDED
DECEMBER 31, 1996
Allowance for doubtful
accounts.............              $3,757         $2,890            $410  (a)         $2,334         $4,723
Allowance for mortgage
loan losses..........                 951            689              --                 288          1,352
                                   ------         ------            -----             ------         ------

                                   $4,708         $3,579            $410              $2,622         $6,075
                                   ======         ======            =====             ======         ======

FOR THE YEAR ENDED
DECEMBER 31, 1995
Allowance for doubtful
accounts.............              $4,189         $1,922            $734  (b)         $3,088         $3,757
Allowance for mortgage
loan losses..........                 951             --              --                  --            951
                                   ------         ------            -----             ------         ------

                                   $5,140         $1,922            $734              $3,088         $4,708
                                   ======         ======            =====             ======         ======

FOR THE YEAR ENDED
DECEMBER 31, 1994
Allowance for doubtful
accounts.............              $2,970         $1,344            $687  (c)         $  812         $4,189
Allowance for mortgage
loan losses..........               1,664             --              --                 713            951
                                   ------         ------            ----              ------         ------

                                   $4,634         $1,344            $687              $1,525         $5,140
                                   ======         ======            ====              ======         ======



(a)  Includes (i) Executive Pharmacy acquired reserves and (ii) recoveries

(b) Includes (i) the reclassification of accruals established in 1994 for receivables related to duplicate facility disposals, (ii) SCRS acquired reserves, and (iii) recoveries

(c)  Reclassification of reserve established against note received by Care


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           REGENCY HEALTH SERVICES, INC.


Date: March 24, 1997                       By /s/ Richard K. Matros
                                           ---------------------
                                           Richard K. Matros
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name and Signature                  Title                   Date
By   /s/ Richard K. Matros           President and Chief          March 24, 1997
    -----------------------------    Executive Officer(Principal
             Richard K. Matros       executive officer)


By   /s/ Bruce D. Broussard          Executive Vice President,    March 24, 1997
    -----------------------------    and Chief Financial Officer
            Bruce D. Broussard       (Principal financial and
                                     accounting officer)

By   /s/ John W. Adams               Chairman of the Board        March 24, 1997
    -----------------------------    of Directors
               John W. Adams

By   /s/ Gregory S. Anderson         Director                     March 24, 1997
    -----------------------------
            Gregory S. Anderson

By   /s/ Tony Astorga                Director                     March 24, 1997
    -----------------------------
               Tony Astorga

By   /s/ Robert G. Coo               Director                     March 24, 1997
    -----------------------------
               Robert G. Coo

By   /s/ Richard K. Matros           Director                     March 24, 1997
    -----------------------------
             Richard K. Matros

By   /s/ John F. Nickoll             Director                     March 24, 1997
    -----------------------------
              John F. Nickoll

By   /s/ Arthur J. Pasmas            Director                     March 24, 1997
    -----------------------------
             Arthur J. Pasmas