Form 10-Q
period 1997-03-31
REGENCY HEALTH SERVICES INC
filed 1997-05-15
CIK 865120

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Title                                               Outstanding

   Common Stock                                            15,874,414

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          REGENCY HEALTH SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                                               March 31,      December 31,
                                                                                 1997             1996
                                                                             -----------      ------------
                                                                                       (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents...........................................        $ 34,569        $  22,875
   Restricted cash.....................................................           5,776            4,425
   Accounts receivable, net of allowances of $5,414 and $4,723 at
      March 31, 1997 and December 31, 1996, respectively...............          89,763           80,949
   Estimated third party settlements...................................           9,324           10,180
   Notes and other receivables.........................................             908            1,355
   Deferred income taxes...............................................           6,897            6,898
   Assets held for sale................................................           6,798            6,915
   Other current assets................................................           8,873            7,819
                                                                             -----------       ----------
           Total current assets........................................         162,908          141,416
                                                                             -----------       ----------

PROPERTY AND EQUIPMENT:
   Land................................................................          24,440           21,207
   Buildings and improvements..........................................         124,600          100,120
   Leasehold interests.................................................          19,628           19,629
   Equipment...........................................................          46,329           38,054
                                                                             -----------       ----------
                                                                                214,997          179,010
   Less accumulated depreciation and amortization......................        (46,851)         (43,938)
                                                                             -----------       ----------
           Total property and equipment................................         168,146          135,072
                                                                             -----------       ----------
OTHER ASSETS:
   Mortgage notes receivable, net of allowances of $1,352  at
      March 31, 1997 and December 31, 1996.............................             574            1,014
   Goodwill, net of accumulated amortization of $4,501 and $3,700 at
      March 31, 1997 and December 31, 1996, respectively...............          54,589           53,753
   Other assets, net of accumulated amortization of $4,270 and $3,736
      at March 31, 1997 and December 31, 1996, respectively............          27,098           22,321
                                                                             -----------       ----------
           Total other assets..........................................          82,261           77,088
                                                                             -----------       ----------
                                                                               $413,315         $353,576
                                                                             ===========       ==========







The  accompanying  notes are an integral  part of these consolidated statements.


                          REGENCY HEALTH SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                        (In thousands, except par value)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                         March 31,        December 31,
                                                                            1997              1996
                                                                        ----------        ------------
                                                                                 (Unaudited)

CURRENT LIABILITIES:
   Current portion of long-term debt................................    $   3,313           $   2,418
   Accounts payable.................................................       23,349              24,958
   Accrued expenses.................................................        9,800               8,290
   Accrued compensation.............................................       26,986              26,253
   Accrued workers' compensation....................................        5,808               4,338
   Deferred revenue.................................................        1,990               2,407
   Accrued interest.................................................        6,768               5,578
                                                                        ----------          ----------
           Total current liabilities................................       78,014              74,242

LONG-TERM DEBT, NET OF CURRENT PORTION..............................      234,641             182,490
OTHER LIABILITIES AND NONCURRENT RESERVES...........................       10,578              10,878
DEFERRED INCOME TAXES...............................................        7,091               5,018
                                                                        ----------          ----------
           Total liabilities........................................      330,324             272,628
                                                                        ----------          ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized - 35,000 shares; 15,856 and 15,919 shares  issued and  outstanding  at March 31, 1997 and December 31, 1996, respectively,  net of  1,008  and  862
      shares held in treasury, respectively.........................          169                 168
   Additional paid-in capital.......................................       50,917              52,031
   Retained earnings................................................       31,905              28,749
                                                                        ----------          ----------
           Total stockholders' equity...............................       82,991              80,948
                                                                        ----------          ----------
                                                                         $413,315            $353,576
                                                                        ==========          ==========









The accompanying  notes are an  integral  part of these consolidated statements.


                          REGENCY HEALTH SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                              Three months ended
                                                                                    March 31,
                                                                              1997             1996
                                                                           ---------        ---------
                                                                                   (Unaudited)

NET OPERATING REVENUE...............................................       $159,447         $128,973
                                                                           ---------        ---------
COSTS AND EXPENSES:
   Operating expenses...............................................        127,685          106,459
   Corporate general and administrative.............................          8,705            5,730
   Rent expense.....................................................          8,372            5,512
   Depreciation and amortization....................................          4,596            3,350
   Interest expense.................................................          4,992            3,162
                                                                           ---------        ---------
      Total costs and expenses......................................        154,350          124,213
                                                                           ---------        ---------
INCOME BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES......          5,097            4,760
MINORITY INTEREST...................................................           (77)               --
                                                                           ---------        ---------
INCOME BEFORE PROVISION FOR INCOME TAXES............................          5,174            4,760
PROVISION FOR INCOME TAXES..........................................          2,018            2,023
                                                                           ---------        ---------
NET INCOME..........................................................       $  3,156         $  2,737
                                                                           =========        =========

INCOME PER SHARE....................................................       $   0.20         $   0.16
                                                                           =========        =========

WEIGHTED AVERAGE SHARES OF COMMON STOCK AND EQUIVALENTS.............         15,861           16,803
                                                                           =========        =========


















The accompanying  notes are an  integral  part of these consolidated statements.


                          REGENCY HEALTH SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Three months ended
                                                                                  March 31,
                                                                            1997             1996
                                                                       -----------       -----------
                                                                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income....................................................       $  3,156          $  2,737
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..............................          4,596             3,350
      Deferred income taxes and charge in lieu of taxes..........          2,067             1,467
      Other, net.................................................            (1)                 3
      Change in cash from changes in assets and liabilities,
      excluding  effects of acquisitions and dispositions:
        Accounts receivable......................................        (3,850)          (13,740)
        Estimated third party settlements........................          4,470           (3,337)
        Other current assets.....................................        (1,007)             (108)
        Current and other liabilities............................            424             4,219
                                                                       ----------        ----------

        Net cash provided by (used in) operating activities......          9,855           (5,409)
                                                                       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions..................................................       (36,301)          (47,283)
   Purchases of property and equipment...........................        (2,725)           (2,641)
   Collection on mortgage notes receivable.......................            816               109
   Changes in other assets, net..................................          1,332             (694)
                                                                       ----------        ----------

        Net cash used in investing activities....................       (36,878)          (50,509)
                                                                       ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt....................................        (2,670)           (3,918)
   Proceeds from issuance of long-term debt......................         49,000                --
   Workers compensation trust funding............................        (6,500)          (10,637)
   Purchase of treasury stock....................................        (1,442)                --
   Proceeds from exercise of options.............................            329               190
                                                                       ----------        ----------

        Net cash provided by (used in) financing activities......         38,717          (14,365)
                                                                       ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............          11,694          (70,283)

CASH AND CASH EQUIVALENTS, beginning of period...................         22,875           104,238
                                                                       ----------        ----------

CASH AND CASH EQUIVALENTS, end of period.........................       $ 34,569          $ 33,955
                                                                       ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the quarter for interest.....................          3,801             1,311
                                                                       ==========        ==========
   Cash paid during the quarter for income taxes.................          1,019                --
                                                                       ==========        ==========

The accompanying  notes are an  integral  part of these consolidated statements.

                          REGENCY HEALTH SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         During the quarter ended March 31, 1997:

                  The Company issued a promissory note in the amount of $6.7 million in connection with the acquisition of four acute rehabilitation hospitals, ten outpatient rehabilitation clinics and six neurological treatment centers in California.

         During the quarter ended March 31, 1996:

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

                          REGENCY HEALTH SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

         The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Regency Health Services, Inc.'s ("Regency" or the "Company") 1996 Annual Report on Form 10-K.

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

         Certain amounts have been reclassified in the 1996 financial statements to conform to the 1997 presentation.

2.       Acquisitions

         Effective January 1, 1997, the Company acquired four acute rehabilitation hospitals, ten outpatient rehabilitation clinics and six neurological treatment centers from Horizon/CMS Healthcare Corporation ("CMS"). The purchase price was $43.0 million, made up of a cash payment of $36.3 million and notes payable totaling $6.7 million. The Company funded the acquisition with borrowings against the Amended and Restated Credit Agreement dated December 20, 1996 with NationsBank of Texas, N.A. as agent for a group of banks (the "NationsBank Credit Agreement"). Two of the acquired hospitals have joint venture partners with 30% and 50% interests. Accordingly, the income statement reflects minority interest related to the joint venture partners' share of the revenues and expenses of the two hospitals. This transaction was accounted for using the purchase method of accounting under generally accepted accounting principles. Revenues and expenses are included in the accompanying financial statements subsequent to the purchase date. The purchase accounting for this transaction has not yet been finalized.

         The following unaudited pro forma condensed consolidated statements of earnings present the summarized consolidated results of operations of the Company after giving effect to the acquisition of the four acute rehabilitation hospitals, ten outpatient rehabilitation clinics and six neurological treatment centers for the three months ended March 31, 1997 and 1996, as if such acquisition had been consummated on January 1, 1996 (in thousands, except per share data):


                                                                  Three months ended March 31,
                                                                    1997                  1996
                                                                  ---------            ---------
                                                                           (Unaudited)

Net operating revenue                                             $159,447             $144,682
Total costs and expenses (including minority interest)             154,273              139,599
                                                                  ---------            ---------
Income before provision for income taxes                             5,174                5,083
Provision for income taxes                                           2,018                2,160
                                                                  =========            =========
Net income                                                        $  3,156             $  2,923
                                                                  =========            =========

Income per common share:                                          $   0.20             $   0.17
                                                                  =========            =========

         The pro forma results are presented for informational purposes only and are not necessarily indicative of what results of operations actually would have been had such acquisitions been consummated at the beginning of such period or of future operations or results.

3.       Dispositions

         In connection with the 13 facilities identified for disposition by the Company during the fourth quarter of 1995, the Company disposed of an 81-bed facility in Pomona, California effective January 1, 1997 for a nominal amount, resulting in a $233,000 charge against the reserve established for such dispositions.

4.       Workers' Compensation Claims Trust

         In 1995, the Company established a revocable workers' compensation claims trust ("Trust") to pre-fund its workers' compensation obligations. The Trust was funded for fiscal 1995 in March 1996 with approximately $10.6 million from available cash. In March 1997, the Company pre-funded its fiscal 1996 workers' compensation obligations with approximately $6.5 million from available cash. Of the remaining $11.3 million in the Trust at March 31, 1997, $5.8 million was classified as current restricted cash and $5.5 million was classified as other long-term assets.

5.       Subsequent Event

         On April 1, 1997, the Company acquired HHC Health Group, Inc., a home health and infusion therapy provider with four locations in California, for $2.3 million, consisting of a cash payment of $1.7 million and a note payable of $.6 million. On May 1, 1997, the Company acquired Asher Clinic, an outpatient clinic in California, for $1.7 million in cash. On May 1, 1997, the Company also acquired Advanced Physical Therapy, Inc., which operates three outpatient clinics in California, for $1.7 million, consisting of a cash payment of $1.4 million and a note payable of $.3 million.

         These transactions were accounted for under the purchase method of accounting.

6.       Earnings per Share

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement is effective for both interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. The Company will adopt the new standard in its reporting for the year ending December 31, 1997. Management does not believe that adoption of this standard will have a significant impact on earnings per share.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q of Regency Health Services, Inc. ("the Company") contains statements which constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Quarterly Report under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward looking statements include the views, opinions and  expectations  of the Company,  its  officers  and  directors  with respect  to the  matters  there  discussed,  and as to the  intent,  belief  and anticipation of such persons expressed in this Quarterly Report. Readers are cautioned that any such forward looking statements involve risks, uncertainties and factors that may impact the actual results or activities of the Company. These risks and items are discussed in greater detail in the portion of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 entitled "Factors Which May Affect the Company".

Overview of Strategic Plan

         The healthcare industry continues to change as the government, commercial payors and healthcare providers like the Company focus on rising healthcare costs. It is the Company's belief, as well as that of the government and commercial payors, that the most effective delivery system for reducing costs is a regionally oriented market based model within the context of the evolving managed care system. Presently, only 6.7% of the Company's revenues are generated from managed care payors, however, management and other members of the industry believe the Medicare system will be adopting a prospective pay system in the coming years for skilled nursing facilities. Furthermore, the Company believes more Medicare participants will be entering managed care plans as they typically offer more services at a fixed price.

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

         During 1996 the Company developed and began to implement its strategic plan to address these issues. In connection with this plan, on January 1, 1997, the Company acquired four acute rehabilitation hospitals, ten outpatient rehabilitation clinics and six neurological treatment centers (the "Rehabilitation and Specialty Services Division Acquisition"). The purchase price was $43.0 million, made up of a cash payment of $36.3 million and notes payable totaling $6.7 million. This acquisition was one of many steps in the Company's plan to complete the continuum of care in its various regional markets. The Company has also hired two individuals with extensive experience in acquisitions to focus on the acquisition of home health agencies and outpatient clinics, primarily in our existing nursing operations markets to complete the continuum of care in those markets. As a result of their efforts during the first quarter of 1997, the Company acquired a home health and infusion therapy provider with four locations in California effective April 1, 1997. The purchase price of $2.3 million included a cash payment of $1.7 million and a note payable totaling $.6 million.

         During the first quarter of 1997, the Company continued its progress toward lowering the overhead cost structure primarily through reengineering the corporate support structure in its nursing and subacute operations. Effective April 1, 1997, the Company implemented the new corporate support model which will provide the resources and incentives necessary for the nursing facilities to operate in a relatively self-reliant environment, with anticipated lowered operating costs. In addition, the Company brought the automated pharmacy to near completion during the first quarter of 1997.

         Another major component of the Company's strategy, in terms of importance and cost, will involve integrating the Company's information systems to allow for the integrated delivery of patient care across all service lines within the continuum of care. The Company will therefore be making a significant investment in information technology over the next five years. This investment will result in cost savings in the future. The first phase of the investment in information technology will be investments in the infrastructure such as a communications network and servers combined with upgrades of the accounts payable software, the acquisition of Kronos time clocks and other transaction systems, which are expected to be completed during 1997. The second phase will be the integration of the various computer systems used by the different divisions of the Company to allow for a seamless transfer of patient care information across the entire continuum of care. The integration of the various systems is expected to begin during 1998.

         The Company incurs certain costs and operating inefficiencies in connection with acquisitions following such acquisition, relating to the integration of such entity's financial and administrative systems, physical plant and other aspects of its operations into those of the Company. In addition, the introduction of a substantial portion of the Company's contract rehabilitation therapy, pharmacy and other ancillary services to a new operation may take as long as 12 months to fully implement. There can be no assurance that each of the service providers the Company may acquire will be profitable. In addition, there can be no assurance that new acquisitions that result in significant integration costs and inefficiencies will not adversely affect the Company's profitability.

General

         In connection with the strategy and acquisitions discussed above, the Company has created the Regency Rehabilitation and Specialty Services Division which includes the four Acute Rehabilitation Hospitals, ten outpatient clinics and six neurological treatment centers acquired on January 1, 1997 and the Contract Rehabilitation Therapy Operations of SCRS and Communicology, Inc. ("SCRS").


         The following table sets forth certain operating data for the Company on the dates indicated:

                                                                                    March 31,
                                                                               1997           1996
                                                                             -------        -------
                                                                                (Unaudited)
Facilities (healthcare providers):
    Nursing and subacute..............................................          106            111
    Rehabilitation hospitals..........................................            4             -
    Neurological centers..............................................            6             -
    Outpatient clinics................................................           10             -
    Home health agencies..............................................           28             29

Ancillary facilities served:
    Contract rehabilitation:
         Affiliated...................................................           64             34
         Non-affiliated...............................................          114             78
                                                                            ========        =======
         Total........................................................          178            112
                                                                            ========        =======
    Pharmacy:
         Affiliated...................................................           79             59
         Non-affiliated...............................................           85             73
                                                                            ========        =======
         Total........................................................          164            132
                                                                            ========        =======

Number of licensed beds:
    Nursing and subacute..............................................       11,119         11,455
    Rehabilitation hospitals..........................................          292             -
    Neurological centers..............................................           53             -

Nursing and Subacute Operations

         The Company's nursing and subacute operations derive net operating revenue from the performance of routine and ancillary services at the Company's facilities. Revenue from routine services is comprised of charges for room and board and basic nursing services for the care of patients, including those in the Company's subacute specialty units. Revenue from ancillary services is comprised of charges for rehabilitative services, subacute specialty services, and pharmaceutical products and services provided to patients at the Company's facilities. Nursing and subacute operations derive most of its ancillary services revenue from Medicare- and HMO-eligible patients. The Company has classified revenue from nursing and subacute operations as either basic nursing care revenue or subacute revenue. Basic nursing care revenue includes charges for room and board for non-Medicare and non-HMO patients. Subacute revenue includes room and board and basic nursing services for Medicare and HMO patients and revenues from all ancillary services provided to patients at the Company's facilities.

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

         These two acquisitions are collectively referred to as the "1996 Nursing and Subacute Acquisitions".

         In connection with the 13 facilities identified for disposition by the Company during the fourth quarter of 1995, the Company closed an 81-bed facility in Pomona, California effective January 1, 1997, resulting in a $233,000 charge against the reserve established for such dispositions.

Home Health Operations

         The Company's home health operations provide skilled nursing, rehabilitation and other services in selected areas in California and Ohio. The Company has positioned its home healthcare capabilities to serve its facilities' home health needs. During January 1997, two of the home healthcare agencies were consolidated for cost saving measures resulting in a reduction of one agency.

         On April 1, 1997, the Company acquired HHC Health Group, Inc., a home health and infusion therapy provider with four locations in California, for $2.3 million, consisting of a cash payment of $1.7 million and notes payable of $.6 million. This transaction was accounted for under the purchase method of accounting.

Pharmacy Operations

         The Company's pharmacy operations provide prescription services and basic pharmaceutical dispensing programs to Company and third party healthcare facilities. During the first three months of 1997 and 1996, 61.3% and 65.7%, respectively, of revenues from pharmacy operations were derived from providing services to non-affiliated healthcare providers and patients at Regency facilities billed directly to third-party payors. In January and February of 1996, the Company acquired three additional pharmacy operations accounted for under the purchase method of accounting.

         The 1996 Nursing and Subacute Acquisitions and the three pharmacy acquisitions which took place in January and February of 1996 are collectively referred to as the "1996 Acquisitions".

Rehabilitation and Specialty Services Division Operations

         The Company's rehabilitation hospitals derive net operating revenue from the provision of acute rehabilitation and subacute services. Revenues from outpatient services are derived primarily from providing physical and occupational therapy at the Company's outpatient clinics. Revenues from the neurological treatment centers are derived from providing long-term residential care to catastrophically injured patients.

         SCRS provides physical, occupational and speech therapy services to Company-operated and third party healthcare facilities, primarily nursing and subacute centers, in 14 states in the West, Midwest, and Southeast. During the first quarter of 1997 and 1996, 72.6% and 71.8%, respectively, of SCRS revenues were derived from providing services to non-affiliated healthcare providers.

Results of Operations

         The following table sets forth the amounts of certain elements of net operating revenue and the percentage of total net operating revenue for the periods presented (dollars in thousands):

                                                                    Three months ended March 31,
                                                                1997                         1996
                                                        --------------------         -------------------
                                                                          (Unaudited)

Nursing and subacute operations - basic nursing...       $ 69,408        43%         $ 65,615        51%
Nursing and subacute operations - subacute........         44,361        28            42,481        33
                                                         ---------     -----         ---------     -----
    Subtotal nursing and subacute operations......        113,769        71           108,096        84
                                                         ---------     -----         ---------     -----
Rehabilitation hospitals - acute..................          7,070         5              --          --
Rehabilitation hospitals - subacute...............          5,211         3              --          --
Outpatient........................................          1,340         1              --          --
                                                         ---------     -----         ---------     -----
    Subtotal rehabilitation hospitals.............         13,621         9              --          --
Home healthcare operations........................          8,867         6             8,692         6
Contract   rehabilitation   therapy   operations  to
    non-affiliates (1)............................         14,769         9             7,459         6
Pharmacy operations to non-affiliates (2).........          6,430         4             4,726         4
Neurological treatment centers operations.........          1,991         1              --          --
                                                         =========     =====         =========     =====
    Total.........................................       $159,447       100%         $128,973       100%
                                                         =========     =====         =========     =====

(1) Net of intercompany billings of $5,582,000 and $2,928,000 for the three months ended March 31, 1997 and 1996, respectively.
(2) Net of intercompany billings of $4,061,000 and $2,472,000 for the three months ended March 31, 1997 and 1996, respectively.

        The  following  table sets forth certain  operating data for the Company for the periods presented:
                                                                      Three months ended
                                                                            March 31,
                                                                    -------------------------
                                                                       1997            1996
                                                                    ---------       ---------
                                                                           (Unaudited)
Patient Days by Payor:
     Medicare................................................         91,580          76,327
     Private/Other...........................................        188,610         182,659
     Managed Care............................................         34,749          32,050
     Medicaid................................................        584,164         567,170
                                                                    ---------       ---------
          Total..............................................        899,103         858,206
                                                                    =========       =========

Statistics:
     Nursing occupancy percentage............................          90.5%           91.3%
     Rehabilitation hospitals occupancy percentage...........          64.7%              --
     Rehabilitation hospitals average length of stay.........           22.3              --
     Outpatient visits.......................................         12,479              --
     Outpatient treatments...................................         54,585              --
     Contract rehabilitation modules delivered...............        918,514         418,443
     Home Health Visits (Medicare)...........................         62,692          68,462
     Home Health Hours (Non-Medicare)........................        106,285         105,879
     Pharmacy beds services..................................         15,848          12,536

Revenue Mix:
     Medicare................................................          31.9%           31.1%
     Private/Other...........................................          26.2%           23.4%
     Managed Care............................................           6.7%            6.2%
     Medicaid................................................          35.2%           39.3%


         The following table presents the percentage of net operating revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods presented:

                                                            Three months ended
                                                                  March 31,
                                                           ---------------------
                                                            1997           1996
                                                           -------       -------
                                   (Unaudited)

NET OPERATING REVENUE................................       100.0%        100.0%
                                                           -------       -------

COSTS AND EXPENSES:
Operating expenses...................................        80.1          82.5
Corporate general and administrative.................         5.5           4.4
Rent expense.........................................         5.2           4.3
Depreciation and amortization........................         2.9           2.6
Interest expense.....................................         3.1           2.5
                                                           -------       -------

     Total costs and expenses........................        96.8          96.3
                                                           -------       -------

INCOME BEFORE MINORITY INTEREST AND PROVISION FOR
INCOME TAXES.........................................         3.2%          3.7%
                                                           =======       =======

Quarter Comparison 1997 to 1996

Net Operating Revenue

         The Company's net operating revenue for the three months ended March 31, 1997 ("First Quarter 1997") was $159.4 million compared to $129.0 million for the three months ended March 31, 1996 ("First Quarter 1996"). This is an increase of $30.4 million or 23.6%, of which, $15.6 million was attributable to the Rehabilitation and Specialty Services Division Acquisition, including $2.0 million of revenue related to the neurological treatment centers included in other revenue.

         Net operating revenue from nursing and subacute operations increased $5.7 million, or 5.2%, to $113.8 million from $108.1 million primarily due to revenues from the 1996 Nursing and Subacute Acquisitions of approximately $8.0 million and an increase in same store revenues of approximately $1.5 million, partially offset by the disposal of seven facilities. The increase in same store revenues is primarily due to the increase in the average rate per patient day of 3.5% from First Quarter 1996 which was primarily due to an increase in the Medi-Cal reimbursement rates and the Company recognizing revenue associated with the elimination of the Medicare Routine Cost Limit (RCL) freeze, partially offset by a decrease in patient days of 15,119.

         Net operating revenue from pharmacy operations to non-affiliates increased $1.7 million or 36.1% in First Quarter 1997 over First Quarter 1996, primarily due to the acquisition of Executive Pharmacy in February 1996 and the start up of a joint venture pharmacy located in Ohio in September 1996. Net operating revenue from contract rehabilitation therapy operations to non-affiliates increased $7.3 million, or 98.0% in First Quarter 1997 over First Quarter 1996, primarily due to an increase in the number of non-affiliated facilities served to 178 in First Quarter 1997, from 112 in First Quarter 1996 and an increase in number of modules delivered from 418,433 to 918,514.

Costs and Expenses

         Total costs and expenses for First Quarter 1997 increased $30.1 million, or 24.3%, to $154.3 million (96.8% of net operating revenue) from $124.2 million (96.3% of net operating revenue) for First Quarter 1996.

         Operating expenses for First Quarter 1997 increased $21.2 million, or 19.9%, to $127.7 million from $106.5 million. However, operating expenses as a percentage of revenue dropped from 82.5% for First Quarter 1996 to 80.1% for First Quarter 1997. The reduction in operating expenses as a percentage of revenues was due primarily to the Rehabilitation and Specialty Services Acquisition and growth in the SCRS operations, both of which are higher margin businesses as well as the rate increases discussed above.

         Corporate general and administrative expense is the corporate and divisional overhead costs related to the supervision of operations. The expense increased from $5.7 million in the First Quarter 1996 to $8.7 million in the First Quarter 1997 due primarily to the Rehabilitation and Specialty Services Division Acquisition, the Company's investment in information technology and growth in the Company's existing operations. This expense increased as a percentage of revenue from 4.4% in the First Quarter 1996 to 5.5% in the First Quarter 1997 primarily due to the Company's investment in information technology and the Rehabilitation and Specialty Services Division Acquisition.

         Rent expense as a percentage of net operating revenue increased to 5.3% in First Quarter 1997 from 4.3% in First Quarter 1996 primarily due to the Rehabilitation and Specialty Services Division Acquisition which has higher rent expense as a percentage of revenue and the assumption of lease obligations from the 1996 Nursing and Subacute Acquisitions.

         Depreciation and amortization expense as a percentage of net operating revenue increased to 2.9% in First Quarter 1997 from 2.6% in First Quarter 1996 primarily due to goodwill amortization related to the acquisition of 18 healthcare facilities in February 1996, depreciation of buildings and equipment associated with the Rehabilitation and Specialty Services Acquisition and the Company's investment in information technology.

         Interest expense as a percentage of net operating revenue increased to 3.1% in First Quarter 1997 from 2.5% in First Quarter 1996 due primarily to the Company borrowing $49 million against the Amended and Restated Credit Agreement dated December 20, 1996 with NationsBank of Texas, N.A. as agent for a group of banks (the "NationsBank Credit Agreement") principally to fund the Rehabilitation and Specialty Services Acquisition and the related working capital. A portion of the increase is also due to the Company issuing 12-1/4% Subordinated Notes in June 1996 in the aggregate amount of $50 million partially offset by the redemption of the 6-1/2% Convertible Subordinated Debentures due 2003 in July 1996 in the amount of $48.9 million.

Liquidity and Capital Resources

         Working capital at March 31, 1997 increased $17.7 million to $84.9 million (including cash and cash equivalents of $34.6 million) from $67.2 million (including cash and cash equivalents of $22.9 million) at December 31, 1996. The increase was primarily attributable to an increase in cash associated with the borrowings under the NationsBank Credit Agreement of $49 million less the Rehabilitation and Specialty Services Acquisition cash purchase price of $36.3 million, the increase in receivables primarily associated with the Rehabilitation and Specialty Services Acquisition and funds generated from operations. In addition, the Company pre-funded an additional $6.5 million related to its 1996 worker's compensation obligations in March 1997 (see Note 4 to the Consolidated Financial Statements) and the estimated third party settlements decreased by $.9 million primarily due to cash received related to Medicare and Medicaid prior year settlements. Subsequent to March 31, 1997, the Company repaid $10 million of Credit Facility borrowings.

         The Company's major requirements for liquidity relate to funding working capital, capital improvements, and debt service obligations. The Company must also provide funding to cover potential delays, temporary cessations or interruption in payments by third-party payors due to political or budgetary constraints. In addition, as part of its strategic plan, the Company anticipates investing approximately $40 million in information technology over the next five years. A significant portion of this investment will be financed through operating leases. Management believes that these liquidity needs can be met from available cash, internally generated funds and existing borrowing capacity under the NationsBank Credit Agreement.

         The Company's healthcare facilities require capital improvements for renovations and improvements in physical appearance. Future capital improvements may be required as a result of routine regulatory inspections. In addition, the Company is and will continue to invest in improving its information systems. The Company's capital expenditures for the three months ended March 31, 1997 and 1996 were approximately $2.7 million and $2.6 million, respectively. These capital expenditures have been financed through a combination of internally generated funds and debt. The Company expects to spend an aggregate of approximately $14.0 million for capital expenditures during 1997 to be financed through borrowings under the NationsBank Credit Agreement and funds generated from operations.

         The Company has financed its acquisitions from a combination of borrowings and funds generated by operations. The Company expects to finance future acquisitions from a combination of existing cash, the NationsBank Credit Agreement and alternative sources such as real estate investment trusts. Depending on the numbers, size and timing of any such transactions, the Company may in the future require additional financing in order to continue to make acquisitions.

         During 1996, the Company purchased 862,000 shares of Company common stock at an average price of $9.56 per share. During First Quarter 1997, the Company purchased an additional 146,000 shares at an average price of $9.82 per share. These transactions, accounted for under the cost method, reduced stockholders' equity by $9.7 million.

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

         Further, the federal government has announced that it will be devoting increased resources to investigating fraud or abuse in healthcare providers' billings and business practices, and has publicly identified various large healthcare providers as targets of such investigations, without alleging any actual violations by these persons. In addition, the governmental agency charged with prosecuting such alleged activities has on occasion asserted that certain customary practices in the healthcare industry may, under certain circumstances, constitute "fraud and abuse" although such positions have not always been validated by the courts. While the Company believes that its billings have been accurate and proper in all material respects, and that its business practices, facilities and operations are in substantial compliance with all applicable laws and regulations, it is unable to predict the consequences to the Company were it to be identified publicly as a target of any such investigation.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

         During January 1997, the Company filed a Report on Form 8-K dated January 1, 1997 related to the acquisition of four acute rehabilitation hospitals, ten outpatient rehabilitation clinics and six neurological treatment centers from Horizon/CMS Healthcare Corporation for an aggregate purchase price of $43.0 million made up of a cash payment of $36.3 million and notes payable issued by the Company totaling $6.7 million.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGENCY HEALTH SERVICES, INC.



By:  /S/ Bruce D. Broussard
     _________________________________________
     Bruce D. Broussard
     Executive Vice President and Chief Financial Officer


Date:    May 14, 1997