Form 10-Q
period 1997-06-30
REGENCY HEALTH SERVICES INC
filed 1997-08-14
CIK 865120

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        (Mark One)

        |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Title                                                    Outstanding

Common Stock                                                    15,879,229

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          REGENCY HEALTH SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS



                                                                               June 30,       December 31,
                                                                                1997             1996
                                                                              ---------       -----------
                                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents............................................       $ 13,171         $ 22,875
   Restricted cash......................................................          6,308            4,425
   Accounts receivable, net of allowances of $5,751 and $4,723 at
     June 30, 1997 and December 31, 1996, respectively..................         95,029           80,949
   Estimated third party settlements....................................         13,957           10,180
   Notes and other receivables..........................................          1,254            1,355
   Deferred income taxes................................................          6,897            6,898
   Assets held for sale.................................................          6,770            6,915
   Other current assets.................................................          8,578            7,819
                                                                               --------         --------
           Total current assets.........................................        151,964          141,416
                                                                               --------         --------

PROPERTY AND EQUIPMENT:
   Land.................................................................         24,439           21,207
   Buildings and improvements...........................................        126,461          100,120
   Leasehold interests..................................................         19,629           19,629
   Equipment............................................................         48,635           38,054
                                                                               --------         --------
                                                                                219,164          179,010
   Less accumulated depreciation and amortization.......................        (49,905)         (43,938)
                                                                               --------         --------
           Total property and equipment.................................        169,259          135,072
                                                                               --------         --------
   OTHER ASSETS:
   Mortgage notes receivable, net of allowances of $1,352 at
      June 30, 1997 and December 31, 1996...............................            528            1,014
   Goodwill, net of accumulated amortization of $5,362 and $3,700 at
      June 30, 1997 and December 31, 1996, respectively.................         59,466           53,753
   Other assets, net of accumulated amortization of $6,253 and $3,736
      at June 30, 1997 and December 31, 1996, respectively..............         27,435           22,321
                                                                               --------         --------
           Total other assets...........................................         87,429           77,088
                                                                               ========         ========
                                                                               $408,652         $353,576
                                                                               ========         ========



             The accompanying notes are an integral part of these consolidated statements.

                          REGENCY HEALTH SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                        (In thousands, except par value)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            June 30,       December 31,
                                                                              1997             1996
                                                                          ----------       ------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt................................       $  5,959         $  2,418
   Accounts payable.................................................         22,701           24,958
   Accrued expenses.................................................         10,608            8,290
   Accrued compensation.............................................         28,955           26,253
   Accrued workers' compensation....................................          5,904            4,338
   Deferred revenue.................................................          1,735            2,407
   Accrued interest.................................................          5,508            5,578
                                                                           --------         --------
           Total current liabilities................................         81,370           74,242
                                                                           --------         --------

LONG-TERM DEBT, NET OF CURRENT PORTION..............................        222,927          182,490
OTHER LIABILITIES AND NONCURRENT RESERVES...........................         10,656           10,878
DEFERRED INCOME TAXES...............................................          7,055            5,018
                                                                           --------         --------
           Total liabilities........................................        322,008          272,628
                                                                           --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized - 35,000 shares; 15,879 and 15,919 shares issued and outstanding at June 30, 1997 and
      December 31, 1996, respectively, net of 1,008 and 862 shares
      held in treasury, respectively................................            169              168
   Additional paid-in capital.......................................         51,050           52,031
   Retained earnings................................................         35,425           28,749
                                                                           --------         --------
           Total stockholders' equity...............................         86,644           80,948
                                                                           ========         ========
                                                                           $408,652         $353,576
                                                                           ========         ========


           The accompanying notes are an integral part of these consolidated statements.


                          REGENCY HEALTH SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                          Three months ended,             Six months ended,
                                                               June 30,                       June 30,
                                                       -----------------------        ----------------------
                                                          1997           1996           1997           1996
                                                       --------        -------        --------       --------
                                                             (Unaudited)                    (Unaudited)
    NET OPERATING REVENUE..........................    $163,191       $137,102        $322,638       $266,075
                                                       --------       --------        --------       --------
    COSTS AND EXPENSES:
       Operating expenses..........................     129,667        109,577         257,352        216,036
       Corporate general and administrative........       9,186          8,607          17,891         14,337
       Rent expense................................       8,629          6,178          17,001         11,690
       Depreciation and amortization...............       4,846          3,836           9,442          7,186
       Interest expense, net.......................       5,178          3,664          10,170          6,826
                                                       --------       --------        --------       --------
          Total costs and expenses.................     157,506        131,862         311,856        256,075
                                                       --------       --------        --------       --------
    INCOME BEFORE MINORITY INTEREST AND PROVISION
       FOR INCOME TAXES............................       5,685          5,240          10,782         10,000
    MINORITY INTEREST..............................         (86)            --            (163)            --
                                                       --------       --------        --------       --------

    INCOME BEFORE PROVISION FOR INCOME TAXES.......       5,771          5,240          10,945         10,000
    PROVISION FOR INCOME TAXES.....................       2,250          2,175           4,268          4,198
                                                       ========       ========        =========      ========
    NET INCOME.....................................    $  3,521       $  3,065        $  6,677       $  5,802
                                                       ========       ========        ========       ========

    INCOME PER SHARE:
         Primary...................................    $   0.22       $   0.19        $   0.42       $   0.35
                                                       ========       ========        ========       ========
         Fully Diluted.............................    $   0.22       $   0.18        $   0.42       $   0.33
                                                       ========       ========        ========       ========

    WEIGHTED AVERAGE SHARES OF COMMON STOCK AND
       EQUIVALENTS:
         Primary...................................      15,997         16,382          15,929         16,617
                                                       ========       ========        ========       ========
         Fully Diluted.............................      16,160         20,341          16,020         20,573
                                                       ========       ========        ========       ========


               The accompanying notes are an integral part of these consolidated statements.


                          REGENCY HEALTH SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Six months ended
                                                                                June 30,
                                                                         -------------------------
                                                                           1997            1996
                                                                          ------         ---------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income....................................................        $ 6,677         $  5,802
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..............................          9,442            7,186
      Deferred income taxes and charge in lieu of taxes..........          2,038            2,468
      Other, net.................................................             --              296
      Change in cash from changes in assets and liabilities,
        excluding  effect of acquisitions and dispositions:
        Accounts receivable......................................         (8,541)         (20,720)
        Estimated third party settlements........................           (163)          (7,160)
        Other current assets.....................................         (1,313)             335
        Current and other liabilities............................          1,062            3,203
                                                                         -------         --------

        Net cash provided by (used in) operating activities......          9,202           (8,590)
                                                                         -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions..................................................        (44,989)         (48,183)
   Purchases of property and equipment...........................         (6,216)          (5,600)
   Collection on mortgage notes receivable.......................            889              109
   Changes in other assets, net..................................          4,380           (3,271)
                                                                         -------         --------

        Net cash used in investing activities....................        (45,936)         (56,945)
                                                                         -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt....................................        (14,490)          (4,898)
   Proceeds from issuance of long-term debt......................         49,000           48,582
   Workers compensation trust funding............................         (6,500)         (10,637)
   Purchase of treasury stock....................................         (1,442)          (5,082)
   Proceeds from exercise of options.............................            462              232
                                                                         -------         --------

        Net cash provided by financing activities................         27,030           28,197
                                                                         -------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS........................         (9,704)         (37,338)

CASH AND CASH EQUIVALENTS, beginning of period...................         22,875          104,238
                                                                         -------         --------

CASH AND CASH EQUIVALENTS, end of period.........................        $13,171         $ 66,900
                                                                         =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest......................        $11,190         $  8,380
                                                                         =======         ========
   Cash paid during the period for income taxes..................        $ 2,287         $  1,360
                                                                         =======         ========

          The accompanying notes are an integral part of these consolidated statements.

                          REGENCY HEALTH SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         During the six months ended June 30, 1997:

                  The Company issued a promissory note in the amount of $6.7 million in connection with the acquisition of four acute rehabilitation hospitals, ten outpatient rehabilitation clinics and six neurological treatment centers in California.

                  The Company acquired HHC Health Group, Inc., a home health and infusion therapy provider and issued a note payable in the amount of $.6 million.

                  The  Company  issued a  promissory  note in the  amount of $.3
                  million  in  connection   with  the  acquisition  of  Advanced
                  Physical Therapy, Inc.

                  The Company acquired Rainbow Medical LLC, a pharmacy located in Las Vegas, Nevada and issued a note payable in the amount of $.7 million.

                  The Company acquired Health Fitness Physical Therapy, Inc., and issued notes payable in the amount of $.7 million.

                  The Company issued a promissory note in the amount of $.2 million in connection with the acquisition of Peachwood Physical Therapy, Inc.

                  The Company acquired Adams & Schmidt Sports Therapy, and issued a note payable in the amount of $.4 million.


         During the six months ended June 30, 1996:

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

2.       Acquisitions

         Effective January 1, 1997, the Company acquired four acute rehabilitation hospitals, ten outpatient rehabilitation clinics and six neurological treatment centers from Horizon/CMS Healthcare Corporation ("CMS"). The purchase price was $43.0 million, made up of a cash payment of $36.3 million and notes payable totaling $6.7 million. The Company funded the acquisition with borrowings against the Amended and Restated Credit Agreement dated December 20, 1996 with NationsBank of Texas, N.A. as agent for a group of banks (the "NationsBank Credit Agreement"). Two of the acquired hospitals have joint venture partners with 30% and 50% interests. Accordingly, the income statement reflects minority interest related to the joint venture partners' share of the revenues and expenses of the two hospitals. The purchase accounting for this transaction has not yet been finalized.

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

         On May 16, 1997, the Company acquired Rainbow Medical LLC, a pharmacy located in Las Vegas, Nevada for $1.9 million, consisting of $1.2 million in cash and a note payable of $.7 million.

         Effective June 1, 1997, the Company acquired Health Fitness Physical Therapy, Inc., which operates seven outpatient clinics in California for $1.8 million, consisting of a cash payment of $1.1 million and notes payable of $.7 million.

         Effective June 1, 1997, the Company acquired Peachwood Physical Therapy, Inc., an outpatient clinic in California for $.7 million, $.5 million in cash and a note payable for $.2 million.

         Effective June 1, 1997, the Company acquired Adams & Schmidt Sports Therapy, which operates four outpatient clinics in California for $1.2 million, consisting of a cash payment of $.8 million and a note payable for $.4 million.

         Effective June 12, 1997, the Company acquired Hospice of the Pacific, a hospice provider in California for $.4 million in cash.

         These transactions were accounted for using the purchase method of accounting under generally accepted accounting principles. Revenues and expenses are included in the accompanying financial statements subsequent to the acquisition date.

         The following unaudited pro forma condensed consolidated statements of earnings present the summarized consolidated results of operations of the Company after giving effect to the acquisition of the four acute rehabilitation hospitals, ten outpatient rehabilitation clinics and six neurological treatment centers for the six months ended June 30, 1997 and 1996, as if such acquisition had been consummated on January 1, 1996. All other acquisitions are considered immaterial and are not included in the pro forma condensed consolidated statements of earnings.


                                                                       Six months ended June 30,
                                                                    -----------------------------
                                                                      1997                 1996
                                                                    --------             --------
                                                                (In thousands, except per share data)
                                                                             (Unaudited)
Net operating revenue                                               $322,638             $297,366
Total costs and expenses (including minority interest)               311,693              286,932
                                                                    --------             --------
Income before provision for income taxes                              10,945               10,434
Provision for income taxes                                             4,268                4,380
                                                                    ========             ========
Net income                                                          $  6,677             $  6,054
                                                                    ========             ========

Income per common share:
   Primary                                                          $   0.42             $   0.36
                                                                    ========             ========
   Fully Diluted                                                    $   0.42             $   0.34
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

4.       Workers' Compensation Claims Trust

         In 1995, the Company established a revocable workers' compensation claims trust ("Trust") to pre-fund its workers' compensation obligations. The Trust was funded for fiscal 1995 in March 1996 with approximately $10.6 million from available cash. In March 1997, the Company pre-funded its fiscal 1996 workers' compensation obligations with approximately $6.5 million from available cash. Of the remaining $10.0 million in the Trust at June 30, 1997, $6.3 million was classified as current restricted cash and $3.7 million was classified as other long-term assets.

5.       Subsequent Event

         On July 1, 1997, the Company acquired Pacific Beach Physical Therapy, Inc., an outpatient clinic in California, for $.6 million, $.5 million in cash and a note payable for $.1 million. This transaction was accounted for under the purchase method of accounting.

         On July 26, 1997, the Company entered into an Agreement and Plan of Merger with Sun Healthcare Group, Inc., a Delaware corporation ("Sun Healthcare"), whereby Sun Healthcare will purchase all of the outstanding shares of the Company through a tender offer of $22 per share. The transaction is expected to close during fourth quarter 1997, however there are certain conditions which must be satisfied for the transaction to be finalized.

6.       Earnings per Share

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement is effective for both interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. The Company will adopt the new standard in its reporting for the year ending December 31, 1997. Management does not believe that adoption of this standard will have a significant impact on earnings per share.

         The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement is effective for annual reporting periods beginning after December 15, 1997 and is required for interim reporting periods beginning in the second year of application. SFAS No. 131 defines segments and requires disclosure of certain items, including revenues, assets and profit and loss, related to each segment. The Company will adopt the new standard in its reporting for the year ending December 31, 1998.

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

Overview of Strategic Plan

         On July 26, 1997, the Company announced that it has reached an agreement with Sun Healthcare whereby Sun Healthcare will purchase all of the outstanding shares of the Company's common stock through a tender offer of $22 per share. The transaction is expected to close during fourth quarter 1997, pending the satisfaction of certain conditions. As there is some uncertainty regarding the consummation and effective date of this transaction, and it is not known at this time what portion of the Company's current strategy would be continued by Sun Healthcare after the acquisition, the information under the heading of Management's Discussion and Analysis of Financial Condition and Results of Operations contained within this document has been prepared as if the Company will continue as a going concern under its present management.

         The healthcare industry continues to change as the government, commercial payors and healthcare providers like the Company focus on rising healthcare costs. It is the Company's belief, as well as that of the government and commercial payors, that the most effective delivery system for reducing costs is a regionally oriented market based model within the context of the evolving managed care system. Presently, only 5.8% of the Company's revenues are generated from managed care payors, however, management and other members of the industry believe the Medicare system will be adopting a prospective pay system in the coming years for skilled nursing facilities. Furthermore, the Company believes more Medicare participants will be entering managed care plans as they typically offer more services at a fixed price.

         Considering the anticipated changes in the industry, the Company believes that the most successful business strategy in the future will be to provide both payors and patients, collectively the customers, cost effective delivery of care with high customer satisfaction. This will mean significant changes in the current delivery system. The Company believes its future delivery system will need to have the following components:

 o Focus on customers through a fully integrated delivery system which will allow for "one-stop shopping." This means that the Company will need to provide multiple low cost services across the continuum of care in each of the regions in which it provides care. In the future, acquisitions will focus on completing the continuum of care within the Company's various regional markets.
 o Name recognition as customers must be convinced that the Company provides consistent service throughout the continuum of care.
 o Regionally focused to ensure that diverse services are available in each market and that those services are integrated rather than the traditional focus on separate business lines.
 o Focus on placing the patient in the most effective setting with the lowest cost while demonstrating positive outcomes from the delivery of medicine and care. Basically, the Company will strive to provide high quality service across the continuum of care at a low cost.
 o Focus on a low overhead cost structure. Reengineering to eliminate non-value added services and investments in information technology will be required in order to reduce costs and enable the Company to provide consistent, integrated, low cost services. The investment in information technology will also provide management critical information in a timely manner to effectively manage its business in the managed care environment.

         During 1996 the Company developed and began to implement its strategic plan to address these issues. In connection with this plan, on January 1, 1997, the Company acquired four acute rehabilitation hospitals, ten outpatient rehabilitation clinics and six neurological treatment centers (the "Rehabilitation and Specialty Services Division Acquisition"). The purchase price was $43.0 million, made up of a cash payment of $36.3 million and notes payable totaling $6.7 million. This acquisition was one of many steps in the Company's plan to complete the continuum of care in its various regional markets. The Company has also hired two individuals with extensive experience in acquisitions to focus on the acquisition of home health agencies and outpatient clinics, primarily in our existing nursing operations markets to complete the continuum of care in those markets. As a result of their efforts through July of 1997, the Company acquired a home health and infusion therapy provider with four locations in California, a hospice provider in California, a pharmacy in Nevada and 17 outpatient clinics ("Outpatient Clinic Acquisitions") in various locations in California.

         During the second quarter of 1997, the Company continued its progress toward lowering its overhead cost structure primarily through reengineering the corporate support structure in its nursing and subacute operations. Effective April 1, 1997, the Company implemented the new corporate support model which will provide the resources and incentives necessary for the nursing facilities to operate in a relatively self-reliant environment, with anticipated lowered operating costs. In addition, the Company has now completed and launched an automated pharmacy which will service virtually all of the Company's customers in California from a centralized location.

         Another major component of the Company's strategy, in terms of importance and cost, will involve integrating the Company's information systems to allow for the integrated delivery of patient care across all service lines within the continuum of care. The Company will therefore be making a significant investment in information technology over the next five years. This investment is anticipated to result in overall cost savings in the future. The first phase of the investment in information technology will be investments in the infrastructure such as a communications network and servers combined with upgrades of the accounts payable software, the acquisition of Kronos time clocks and other transaction systems, which are expected to be completed during 1997. The wide area network has been implemented at 60 facilities and is expected to be operational by the end of the third quarter. The upgrades to the accounts payable software have been put in place at 25 facilities, and the rest are expected to be completed by the end of the fourth quarter. Lotus Notes is in place at six facilities, is underway at 19 more, and is anticipated to be completely rolled out by the end of the fourth quarter. The second phase will be the integration of the various computer systems used by the different divisions of the Company to allow for a seamless transfer of patient care information across the entire continuum of care. The integration of the various systems is expected to begin during 1998.

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

General

         In connection with the strategy and acquisitions discussed above, the Company has created the Regency Rehabilitation and Specialty Services Division which includes the four Acute Rehabilitation Hospitals, ten outpatient clinics and six neurological treatment centers acquired on January 1, 1997, the Contract Rehabilitation Therapy Operations of SCRS and Communicology, Inc. ("SCRS") and the new Outpatient Clinic Division. The nine remaining outpatient clinics affiliated with the four Acute Rehabilitation Hospitals discussed above will continue to be reported as part of that group and all clinics purchased subsequent to January 1, 1997 will be included in the Outpatient Clinic Division.


         The following  table sets forth certain  operating data for the Company on the dates indicated:

                                                                                     June 30,
                                                                               1997           1996
                                                                              ------         ------
                                                                                   (Unaudited)
Facilities (healthcare providers):
    Nursing and subacute..............................................          106            112
    Rehabilitation hospitals..........................................            4             -
    Neurological centers..............................................            6             -
    Outpatient clinics................................................           26             -
    Home health agencies..............................................           23             29

Ancillary facilities served:
    Contract rehabilitation:
         Affiliated...................................................           70             49
         Non-affiliated...............................................          132             86
                                                                                ===            ===
         Total........................................................          202            135
                                                                                ===            ===
    Pharmacy:
         Affiliated...................................................           79             60
         Non-affiliated...............................................           85             76
                                                                                ===            ===
         Total........................................................          164            136
                                                                                ===            ===

Number of licensed beds:
    Nursing and subacute..............................................       11,148         11,541
    Rehabilitation hospitals..........................................          292              -
    Neurological centers..............................................           53              -

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

Home Health Operations

         The Company's home health operations provide skilled nursing, rehabilitation and other services in selected areas in California and Ohio. The Company has positioned its home healthcare capabilities to serve its facilities' home health needs. During January 1997, two of the home healthcare agencies were consolidated for cost saving measures resulting in a reduction of one agency. During the second quarter, several additional agencies were consolidated resulting in a reduction of an additional 9 agencies.

         On April 1, 1997, the Company acquired HHC Health Group, Inc., a home health and infusion therapy provider with four locations in California, for $2.3 million, consisting of a cash payment of $1.7 million and notes payable of $.6 million (the "Home Health Acquisition"). This transaction was accounted for under the purchase method of accounting.

Pharmacy Operations

         The Company's pharmacy operations provide prescription services and basic pharmaceutical dispensing programs to Company and third party healthcare facilities. During the six months ended June 30, 1997 and 1996, 62.5% and 65.4%, respectively, of revenues from pharmacy operations were derived from providing services to non-affiliated healthcare providers and patients at Regency facilities billed directly to third-party payors. In January and February of 1996, the Company acquired three additional pharmacy operations accounted for under the purchase method of accounting. During May of 1997, the Company acquired Rainbow Medical LLC, a pharmacy located in Las Vegas, Nevada for $1.9 million (the "Pharmacy Acquisition").

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

         SCRS provides physical, occupational and speech therapy services to Company-operated and third party healthcare facilities, primarily nursing and subacute centers, in 14 states in the West, Midwest, and Southeast. During the six months ended June 30, 1997 and 1996, 70.6% and 68.0%, respectively, of SCRS revenues were derived from providing services to non-affiliated healthcare providers.

         The Company's outpatient clinics derive net operating revenue primarily from providing physical and occupational therapy to walk-in patients. During the second quarter of 1997 the Company acquired 16 outpatient clinics throughout California for a total purchase price of approximately $7.1 million (the "Outpatient Clinic Acquisitions"). During the first week of July 1997, the Company acquired one additional outpatient clinic.

Results of Operations

         The following table sets forth the amounts of certain elements of net operating revenue and the percentage of total net operating revenue for the periods presented (dollars in thousands):

                                                                  Three months ended June 30,
                                                                  1997                         1996
                                                        ---------------------       ---------------------
                                                                          (Unaudited)

Nursing and subacute operations - basic nursing...      $  70,547        43%        $  71,397        52%
Nursing and subacute operations - subacute........         43,647        27            42,180        31
                                                        ---------       ----        ---------       ----
    Subtotal nursing and subacute operations......        114,194        70           113,577        83
                                                        ---------       ----        ---------       ----
Rehabilitation hospitals - acute..................          7,196         4              --          --
Rehabilitation hospitals - subacute...............          4,986         3              --          --
Outpatient........................................          1,456         1              --          --
                                                        ---------       ----        ---------       ----
    Subtotal rehabilitation hospitals.............         13,638         8              --          --
                                                        ---------       ----        ---------       ----
Outpatient clinics................................            976         1              --          --
Home healthcare operations........................         10,220         6             8,856         6
Contract rehabilitation therapy operations to
    non-affiliates (1)............................         14,983         9             9,290         7
Pharmacy operations to non-affiliates (2).........          7,236         5             5,379         4
Neurological treatment centers operations.........          1,944         1              --          --
                                                        =========       ====        =========       ====
    Total.........................................      $ 163,191       100%        $ 137,102       100%
                                                        =========       ====        =========       ====

(1)     Net of  intercompany  billings of $6,797,000  and  $4,962,000 for the three months ended June 30, 1997 and
         1996, respectively.
(2)      Net of  intercompany  billings of $4,174,000  and  $2,880,000 for the three months ended June 30, 1997 and
         1996, respectively.

                                                                     Six months ended June 30,
                                                                 1997                         1996
                                                         -------------------         --------------------
                                                                          (Unaudited)

Nursing and subacute operations - basic nursing...       $139,954        44%         $137,013        51%
Nursing and subacute operations - subacute........         88,008        27            84,661        32
                                                         --------       ----         --------       ----
    Subtotal nursing and subacute operations......        227,962        71           221,674        83
                                                         --------       ----         --------       ----
Rehabilitation hospitals - acute..................         14,365         4              --          --
Rehabilitation hospitals - subacute...............         10,196         3              --          --
Outpatient........................................          2,699         1              --          --
                                                         --------       ----         --------       ----
    Subtotal rehabilitation hospitals.............         27,260         8              --          --
                                                         --------       ----         --------       ----
Outpatient clinics................................            976         1              --          --
Home healthcare operations........................         19,087         6            17,548         7
Contract rehabilitation therapy operations to
    non-affiliates (1)............................         29,752         9            16,748         6
Pharmacy operations to non-affiliates (2).........         13,666         4            10,105         4
Neurological treatment centers operations.........          3,935         1              --          --
                                                         ========       ====         ========       ====
    Total.........................................       $322,638       100%         $266,075       100%
                                                         ========       ====         ========       ====

(1)     Net of  intercompany  billings of  $12,379,000  and  $7,890,000 for the six months ended June 30, 1997 and
         1996, respectively.
(2)      Net of  intercompany  billings of  $8,235,000  and  $5,352,000  for the six months ended June 30, 1997 and
         1996, respectively.

The following  table sets forth certain  operating  data for the Company for the periods presented:
                                                      Three months ended             Six months ended
                                                           June 30,                      June 30,
                                                      ---------------------        -----------------------
                                                          1997       1996            1997          1996
                                                        -------     -------        ---------     ---------
                                                          (Unaudited)                   (Unaudited)
Patient Days by Payor:
     Medicare.....................................       90,059      79,733          181,639       156,060
     Private/Other................................      189,704     191,264          378,314       373,923
     Managed Care.................................       30,939      27,593           65,688        59,643
     Medicaid.....................................      591,450     635,352        1,175,614     1,202,522
                                                        -------     -------        ---------     ---------
          Total...................................      902,152     933,942        1,801,255     1,792,148
                                                        =======     =======        =========     =========

Statistics:
     Nursing occupancy percentage.................        89.9%       91.7%            90.2%         91.5%
     Rehabilitation hospitals occupancy
        percentage................................        61.5%          --            63.1%            --
     Rehabilitation hospitals average length of
        stay......................................         22.4          --             22.0            --
     Outpatient visits (Rehabilitation hospitals).       12,934          --           25,413            --
     Contract rehabilitation modules delivered....      961,274     583,346        1,879,788     1,001,789
     Home Health Visits (Medicare)................       71,350      69,014          136,708       141,860
     Home Health Hours (Non-Medicare).............      105,338     109,171          211,623       215,050
     Pharmacy beds serviced.......................       15,784      13,084           15,784        13,084

Revenue Mix:
     Medicare.....................................        31.5%       30.0%            31.7%         30.5%
     Private/Other................................        27.3%       23.6%            26.7%         23.5%
     Managed Care.................................         5.8%        5.0%             6.3%          5.6%
     Medicaid.....................................        35.4%       41.4%            35.3%         40.4%

         The following table presents the percentage of net operating revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods presented:

                                                           Three months ended            Six months ended
                                                                June 30,                   June 30,
                                                           -------------------        --------------------
                                                             1997        1996           1997        1996
                                                            ------      ------         ------      ------
                                                              (Unaudited)                 (Unaudited)

NET OPERATING REVENUE................................       100.0%     100.0%          100.0%      100.0%
                                                            ------     ------          ------      ------
COSTS AND EXPENSES:
Operating expenses...................................        79.4       79.9            79.8        81.2
Corporate general and administrative.................         5.6        6.3             5.5         5.4
Rent expense.........................................         5.3        4.5             5.3         4.4
Depreciation and amortization........................         3.0        2.8             2.9         2.7
Interest expense.....................................         3.2        2.7             3.2         2.5
                                                            ------     ------          ------      ------
     Total costs and expenses........................        96.5       96.2            96.7        96.2
                                                            ------     ------          ------      ------

INCOME BEFORE MINORITY INTEREST AND PROVISION FOR
INCOME TAXES.........................................         3.5%       3.8%            3.3%        3.8%
                                                            ======     ======          ======      ======

Quarter Comparison 1997 to 1996

Net Operating Revenue

         The Company's net operating revenue for the three months ended June 30, 1997 ("Second Quarter 1997") was $163.2 million compared to $137.1 million for the three months ended June 30, 1996 ("Second Quarter 1996"). This is an increase of $26.1 million or 19.0%, of which, $15.6 million was attributable to the Rehabilitation and Specialty Services Division Acquisition, including $2.0 million of revenue related to the neurological treatment centers, $1 million was attributable to the Outpatient Clinic Acquisitions and $1.2 million was attributable to the Home Health Acquisition.

         Net operating revenue from nursing and subacute operations increased $.6 million, or .5%, to $114.2 million from $113.6 million primarily due to an increase in same store revenues of approximately $2.9 million, partially offset by the disposal of seven facilities. The increase in same store revenues is primarily due to the increase in the average rate per patient day of 4.8% from Second Quarter 1996 which was primarily due to an increase in the Medi-Cal reimbursement rates and the Company recognizing revenue associated with the elimination of the Medicare Routine Cost Limit (RCL) freeze, partially offset by a decrease in patient days of 18,669.

         Net operating revenue from pharmacy operations to non-affiliates increased $1.9 million or 34.5% in Second Quarter 1997 over Second Quarter 1996, primarily due to the start up of a joint venture pharmacy located in Ohio in September 1996, the Pharmacy Acquisition and increased business at the other pharmacy locations. Net operating revenue from contract rehabilitation therapy operations to non-affiliates increased $5.7 million, or 61.3% in Second Quarter 1997 over Second Quarter 1996, primarily due to an increase in the number of non-affiliated facilities served to 132 in Second Quarter 1997, from 86 in Second Quarter 1996 and a corresponding increase in number of modules delivered from 583,346 to 961,274.

Costs and Expenses

         Total costs and expenses for Second Quarter 1997 increased $25.6 million, or 19.4%, to $157.5 million (96.5% of net operating revenue) from $131.9 million (96.2% of net operating revenue) for Second Quarter 1996.

         Operating expenses for Second Quarter 1997 increased $20.1 million, or 18.3%, to $129.7 million from $109.6 million. However, operating expenses as a percentage of revenue dropped from 79.9% for Second Quarter 1996 to 79.4% for Second Quarter 1997. The reduction in operating expenses as a percentage of revenues was due primarily to the Rehabilitation and Specialty Services Acquisition and growth in the SCRS operations, both of which are higher margin businesses, as well as the rate increases discussed above.

         Corporate general and administrative expense is the corporate and divisional overhead costs related to the supervision of operations. The expense increased 6.7%, from $8.6 million in the Second Quarter 1996 to $9.2 million in the Second Quarter 1997 due primarily to the Rehabilitation and Specialty Services Division Acquisition, the Company's investment in information technology and growth in the Company's existing operations. This expense decreased as a percentage of revenue from 6.3% in the Second Quarter 1996 to 5.6% in the Second Quarter 1997 primarily due to the reengineering of the corporate support structure, partially offset by the investment in information technology.

         Rent expense as a percentage of net operating revenue increased to 5.3% in Second Quarter 1997 from 4.5% in Second Quarter 1996 primarily due to the Rehabilitation and Specialty Services Division Acquisition which has higher rent expense as a percentage of revenue.

         Depreciation and amortization expense as a percentage of net operating revenue increased to 3.0% in Second Quarter 1997 from 2.8% in Second Quarter 1996 primarily due to depreciation of buildings and equipment associated with the Rehabilitation and Specialty Services Acquisition and the Company's investment in information technology.

         Interest expense as a percentage of net operating revenue increased to 3.2% in Second Quarter 1997 from 2.7% in Second Quarter 1996 due primarily to $39 million of the Company's borrowing against the Amended and Restated Credit Agreement dated December 20, 1996 with NationsBank of Texas, N.A. as agent for a group of banks (the "NationsBank Credit Agreement") being outstanding during the quarter. The original borrowing of $49 million was principally to fund the Rehabilitation and Specialty Services Acquisition and the related working capital. A portion of the increase is also due to the Company issuing 12-1/4% Subordinated Notes in June 1996 in the aggregate amount of $50 million partially offset by the redemption of the 6-1/2% Convertible Subordinated Debentures due 2003 in July 1996 in the amount of $48.9 million.

Six Months Comparison 1997 to 1996

Net Operating Revenue

         The Company's net operating revenue for the six months ended June 30, 1997 ("Six Months 1997") was $322.6 million compared to $266.1 million for the six months ended June 30, 1996 ("Six Months 1996"). This is an increase of $56.5 million or 21.3%, of which, $31.2 million was attributable to the Rehabilitation and Specialty Services Division Acquisition, including $3.9 million of revenue related to the neurological treatment centers, $1 million was attributable to the Outpatient Clinic Acquisitions and $1.2 million was attributable to the Home Health Acquisition.

         Net operating revenue from nursing and subacute operations increased $6.3 million, or 2.8%, to $228.0 million from $221.7 million primarily due to
January  1997  revenues  from the 1996  Nursing  and  Subacute  Acquisitions  of
approximately   $8.0  million  and  an  increase  in  same  store   revenues  of
approximately $4.0 million, partially offset by the disposal of seven facilities. The increase in same store revenues is primarily due to the increase in the average rate per patient day of 3.3% from Six Months 1996 which was primarily due to an increase in the Medi-Cal reimbursement rates and the Company recognizing revenue associated with the elimination of the Medicare Routine Cost Limit (RCL) freeze, partially offset by a decrease in patient days of 33,788.

         Net operating revenue from pharmacy operations to non-affiliates increased $3.6 million or 35.2% in Six Months 1997 over Six Months 1996, primarily due to the start up of a joint venture pharmacy located in Ohio in September 1996, the Pharmacy Acquisition and increased business at the other pharmacy locations. Net operating revenue from contract rehabilitation therapy operations to non-affiliates increased $13.0 million, or 77.6% in Six Months
1997 over Six Months 1996, primarily due to an increase in the number of non-affiliated facilities served to 132 in Six Months 1997, from 86 in Six Months 1996 and an increase in the number of modules delivered from 1,001,789 to 1,879,788.

Costs and Expenses

         Total costs and expenses for Six Months 1997 increased $55.8 million, or 21.8%, to $311.9 million (96.7% of net operating revenue) from $256.1 million (96.2% of net operating revenue) for Six Months 1996.

         Operating expenses for Six Months 1997 increased $41.3 million, or 19.1%, to $257.3 million from $216.0 million. However, operating expenses as a percentage of revenue dropped from 81.2% for Six Months 1996 to 79.8% for Six Months 1997. The reduction in operating expenses as a percentage of revenues was due primarily to the Rehabilitation and Specialty Services Acquisition and growth in the SCRS operations, both of which are higher margin businesses as well as the rate increases discussed above.

         Corporate general and administrative expense is the corporate and divisional overhead costs related to the supervision of operations. The expense increased from $14.3 million in the Six Months 1996 to $17.9 million in the Six Months 1997 due primarily to the Rehabilitation and Specialty Services Division Acquisition, the Company's investment in information technology and growth in the Company's existing operations. This expense increased as a percentage of revenue from 5.4% in the Six Months 1996 to 5.5% in the Six Months 1997 primarily due to the Company's investment in information technology and the Rehabilitation and Specialty Services Division Acquisition.

         Rent expense as a percentage of net operating revenue increased to 5.3% in Six Months 1997 from 4.4% in Six Months 1996 primarily due to the Rehabilitation and Specialty Services Division Acquisition which has higher rent expense as a percentage of revenue.

         Depreciation and amortization expense as a percentage of net operating revenue increased to 2.9% in Six Months 1997 from 2.7% in Six Months 1996 primarily due to depreciation of buildings and equipment associated with the Rehabilitation and Specialty Services Acquisition, goodwill amortization for the month of January 1997 related to the acquisition of 18 healthcare facilities in February 1996 and the Company's investment in information technology.

         Interest expense as a percentage of net operating revenue increased to 3.2% in Six Months 1997 from 2.5% in Six Months 1996 due primarily to the Company borrowing $49 million against the Amended and Restated Credit Agreement dated December 20, 1996 with NationsBank of Texas, N.A. as agent for a group of banks (the "NationsBank Credit Agreement") principally to fund the Rehabilitation and Specialty Services Acquisition and the related working capital, of which, $39 million remains outstanding. A portion of the increase is also due to the Company issuing 12-1/4% Subordinated Notes in June 1996 in the aggregate amount of $50 million partially offset by the redemption of the 6-1/2% Convertible Subordinated Debentures due 2003 in July 1996 in the amount of $48.9 million.

Liquidity and Capital Resources

         Working capital at June 30, 1997 increased $3.4 million to $70.6 million (including cash and cash equivalents of $13.2 million) from $67.2 million (including cash and cash equivalents of $22.9 million) at December 31, 1996. The increase was primarily attributable to an increase in receivables primarily associated with the Rehabilitation and Specialty Services Acquisition. In addition, the Company pre-funded an additional $6.5 million related to its 1996 worker's compensation obligations in March 1997 (see Note 4 to the Consolidated Financial Statements).

         During the first quarter of 1997, the Company borrowed $49 million against the NationsBank Credit Agreement principally to fund the Rehabilitation and Specialty Services Acquisition and related working capital. On April 10, 1997, the Company repaid $10 million of the borrowing, leaving a balance of $39 million. As of June 30, 1997, $13.8 million of standby letters of credit were issued in connection with the Company's self-insured workers' compensation programs and industrial revenue bonds.

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

         The Company's healthcare facilities require capital improvements for renovations and improvements in physical appearance. Future capital improvements may be required as a result of routine regulatory inspections. The Company's capital expenditures for the six months ended June 30, 1997 and 1996 were approximately $6.2 million and $5.6 million, respectively. These capital expenditures have been financed through a combination of internally generated funds and debt. The Company expects to spend an aggregate of approximately $14.0 million for capital expenditures during 1997 to be financed through borrowings under the NationsBank Credit Agreement and funds generated from operations.

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

         Further, the federal government has announced that it will be devoting increased resources to investigating fraud or abuse in healthcare providers' billings and business practices, and has publicly identified various large healthcare providers as targets of such investigations, without, in some cases, alleging any actual violations by these persons. In addition, the governmental agency charged with prosecuting such alleged activities has on occasion asserted that certain customary practices in the healthcare industry may, under certain circumstances, constitute "fraud and abuse" although such positions have not always been validated by the courts. While the Company believes that its billings have been accurate and proper in all material respects, and that its business practices, facilities and operations are in substantial compliance with all applicable laws and regulations, it is unable to predict the consequences to the Company were it to be identified publicly as a target of any such investigation.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Number               Description

      10.49 Employment Agreement between Regency Health Services, Inc. and Harold Andrews dated as of June 1, 1997.

      10.50 Employment Agreement between Regency Health Services, Inc. and Julian Ahumada dated as of June 1, 1997.

      10.51 Employment Agreement between Regency Health Services, Inc. and Randy Robertson dated as of June 1, 1997.

      10.52 Agreement and Plan of Merger dated as of July 26, 1997 among Sunreg Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Sun Healthcare, Sun Healthcare and the Company (Incorporated by reference to Regency Health Services, Inc.'s Solicitation/Recommendation
                           Statement filed on Schedule 14D-9).

(b) Reports on Form 8-K

         None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGENCY HEALTH SERVICES, INC.



By:      /S/ Bruce D. Broussard
         ----------------------

         Bruce D. Broussard
         Executive Vice President and Chief Financial Officer


Date:    August 14, 1997